Form 10-Q
period 2021-03-31
Vaccitech plc
filed 2021-06-14
CIK 1828185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number: 001-40367

VACCITECH PLC
(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Schrodinger Building Heatley Road The Oxford Science Park Oxford, United Kingdom	OX4 4GE
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0) 1865 818 808

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares*	VACC	The Nasdaq Global Market
Ordinary shares, nominal value £0.000025 per share**

*American Depositary Shares may be evidenced by American Depositary Receipts. Each American Depositary Share represents one (1) ordinary share.

**Not for trading, but only in connection with the listing of American Depositary Shares on The Nasdaq Global Market.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of June 14, 2021, the registrant had 34,328,231 ordinary shares, nominal value £0.000025 per share, outstanding.

Table of Contents

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in “Item 1A—Risk Factors,” and include, but are not limited to, the following:

•	we are a clinical-stage biopharmaceutical company with no approved products and a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability;

•	actual payments we may receive in connection with certain milestones or net sales under the AstraZeneca License Agreement may differ materially from those described in this quarterly report, and there can be no assurance that we will receive any such payments at all;

•	we have not yet generated any material revenue from our product candidates;

•	we may require substantial additional funding in the future. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts;

•	if we engage in acquisitions or future strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks;

•	our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability;

•	raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;

•	if we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval or reimbursement and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed;

•	clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all. If our preclinical studies and clinical trials are not sufficient to support marketing authorization of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate;

•	interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data;

•	our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development;

•	our product candidates may cause serious adverse events, serious side effects or have other properties that could halt their clinical development, prevent their marketing authorization, require expansion of the trial size, limit their commercial potential or result in significant negative consequences;

•	if we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed;

•	the market opportunities for certain of our oncology product candidates may be relatively small as it may be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate;

•	the outbreak of the novel coronavirus disease, COVID-19, has adversely impacted our business and we expect will continue to adversely impact some aspects of our business, including our preclinical studies and clinical trials;

•	we may form or seek additional collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements;

•	the marketing authorization processes of the FDA, the EMA, MHRA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing authorizations for our product candidates, or the marketing authorization is for a narrower indication than we seek, our business will be substantially harmed;

•	even if we receive marketing authorization for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates;

•	if we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop and our technology may be adversely affected;

•	our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others and if we fail to comply with our current or future obligations in any agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business;

•	we are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy;

•	we will need to grow the size of our organization and we may experience difficulties in managing this growth;

•	we identified material weaknesses in connection with our internal control over financial reporting. Although we are taking steps to remediate these material weaknesses, we may not be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses;

•	if we were classified as a passive foreign investment company, it would result in adverse U.S. federal income tax consequences to U.S. Holders (as defined below);

•	a variety of risks associated with operating our business internationally could materially adversely affect our business; and

•	our business and results of operations may be negatively impacted by the UK’s withdrawal from the EU.

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	the success, cost and timing of our product development activities and clinical trials;

•	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological License Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency, United Kingdom Medicines and Healthcare products Regulatory Agency or other foreign regulatory authority approval of our current and future product candidates;

•	our ability to develop and advance our current and future product candidates and programs into, and successfully complete, clinical trials;

•	our ability to establish future or maintain current collaborations or strategic relationships or obtain additional funding;

•	the rate and degree of market acceptance and clinical utility of our current and future product candidates;

•	the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates;

•	our and our collaborators’ ability to obtain, maintain, defend and enforce our intellectual property protection for our product candidates, and the scope of such protection;

•	our manufacturing, commercialization and marketing capabilities and strategy;

•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved products;

•	regulatory developments in the United States and foreign countries;

•	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•	the accuracy of our estimates of our annual total addressable markets, future revenue, expenses, capital requirements and needs for additional financing;

•	our expectations about market trends;

•	our ability to overcome the challenges posed by the COVID-19 pandemic to the conduct of our business; and

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission (the SEC) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Part I -  FINANCIAL INFORMATION

Item 1.    Financial Statements.

VACCITECH PLC.

CONDENSED Consolidated Balance SheetS

(In THOUSANDS, except Number of shares and per share AMOUNTS)

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$155,935	$43,266
Accounts receivable	312	518
Research and development incentives receivable	3,691	2,708
Prepaid expenses and other current assets	3,427	1,409
Total current assets	163,365	47,901
Property and equipment, net	1,003	629
Right of use assets, net	2,098	2,136
Deferred tax assets	25	-
Total assets	$166,491	$50,666

LIABILITIES, REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,833	$4,667
Accrued expenses and other current liabilities	3,273	2,537
Deferred revenue	346	245
Current portion of lease liability	198	192
Total current liabilities	8,650	7,641
Convertible loan notes – non current	-	44,700
Lease liability – non current	1,435	1,472
Total liabilities	$10,085	$53,813
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred shares (Series A shares); £0.10 nominal value; 22,065 shares issued and outstanding; (December 31, 2020: issued and outstanding: 22,065)	$33,736	$33,765
Series B redeemable convertible preferred shares (Series B shares); £0.10 nominal value; 41,378 shares issued and outstanding; (December 31, 2020: issued and outstanding: 0)	$175,501	$-
Shareholders’ deficit:
Ordinary shares, £0.000025 nominal value; 8,224,344 shares authorized, issued and outstanding (December 31, 2020: authorized, issued and outstanding: 7,960,458)	-	-
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2020:no shares issued or outstanding)	86	-
Deferred C shares, £0,000007 nominal value, 8,224,344 shares authorized, issued and outstanding (December 31, 2020: authorized, issued and outstanding: 7,960,458)	-	-
Additional paid-in capital	22,457	21,660
Accumulated deficit	(72,988)	(57,720)
Accumulated other comprehensive loss – foreign currency translation adjustments	(2,663)	(1,243)
Noncontrolling interest	277	391
Total shareholders’ deficit	$(52,831)	$(36,912)
Total liabilities, redeemable convertible preferred shares and shareholders’ deficit	$166,491	$50,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F – 1

VACCITECH PLC.

CONDENSED Consolidated StatementS of Operations and Comprehensive Loss

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended
	March 31, 2021	March 31, 2020
License revenue	$16	$3
Service revenue	21	219
Research grants and contracts	178	483
Total revenue	215	705
Operating expenses
Research and development	4,610	4,242
General and administrative	1,777	1,112
Total operating expenses	6,387	5,354
Loss from operations	(6,172)	(4,649)
Other income (expense):
Change in fair value of derivatives	5,994	-
Unrealized exchange gain on convertible loan notes	209	-
Loss on extinguishment of convertible loan notes	(13,789)	-
Interest income	2	-
Interest expense	(2,650)	-
Research and development incentives	955	698
Total other (expense) income	(9,279)	698
Tax benefit	65	-
Net loss	(15,386)	(3,951)
Net loss attributable to noncontrolling interest	118	130
Net loss attributable to Vaccitech Plc. shareholders	(15,268)	(3,821)

Weighted-average ordinary shares outstanding, basic and diluted	8,057,216	7,816,681
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.90)	$(0.49)

Net loss	$(15,386)	$(3,951)
Other comprehensive loss – foreign currency translation adjustments	(1,416)	(683)
Comprehensive loss	(16,802)	(4,634)
Comprehensive loss attributable to noncontrolling interest	114	148
Comprehensive loss attributable to Vaccitech Plc. shareholders	$(16,688)	$(4,486)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F – 2

VACCITECH PLC.

CONDENSED Consolidated Statements of CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ DEFICIT

(In THOUSANDS, except number of shares)

(UNAUDITED)

	Three months ended March 31, 2021
	Series A Redeemable Convertible Preferred Shares		Series B Redeemable Convertible Preferred Shares		Ordinary Shares		Deferred A Shares		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Interest	Deficit
Balance, January 1, 2021, as previously reported	22,065	$33,765	-	$-	7,960,458	$-	-	$-	$19,531	$(55,591)	$(1,243)	$391	$(36,912)
Share based compensation - restatement (see note 1)									2,129	(2,129)			-
Balance, January 1, 2021, as restated									21,660	(57,720)	(1,243)	391	(36,912)
Share based compensation									797				797
Issue of Series B shares, net of issuance costs			28,957	121,837									-
Series B Shares issued on conversion of convertible notes			12,421	53,721									-
Issue of Deferred A shares		(29)		(57)			63,443	86					86
Issue of ordinary shares					263,886	-							-
Foreign currency translation adjustments											(1,420)	4	(1,416)
Net loss										(15,268)		(118)	(15,386)
Balance, March 31, 2021	22,065	$33,736	41,378	$175,501	8,224,344	$-	63,443	$86	$22,457	$(72,988)	$(2,663)	$277	$(52,831)

	Three months ended March 31, 2020
	Series A Redeemable Convertible Preferred Shares		Series B Redeemable Convertible Preferred Shares		Ordinary Shares		Deferred A Shares		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Interest	Deficit
Balance, January 1, 2020, as previously reported	22,065	$33,765	-	$-	7,276,332	$-	-	$-	$15,906	$(37,885)	$(467)	$367	$(22,079)
Share based compensation - restatement (see note 1)									2,129	(2,129)			-
Balance, January 1, 2020, as restated									18,035	(40,014)	(467)	367	(22,079)
Share based compensation									856				856
Issue of ordinary shares					479,568	-							-
Exercise of stock options					148,938	-							-
Foreign currency translation adjustments											(666)	(17)	(683)
Net loss										(3,821)		(130)	(3,951)
Balance, March 31, 2020	22,065	$33,765	-	$-	7,904,838	$-	-	$-	$18,891	$(43,835)	$(1,133)	$220	$(25,857)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

F – 3

VACCITECH PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In THOUSANDS)

(UNAUDITED)

	Three months ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,386)	$(3,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	797	856
Depreciation and amortization	92	49
Lease liability	11	10
Fair valuation gain on embedded derivatives	(5,994)	-
Unrealized foreign exchange gain on convertible loan notes	(209)	-
Non-cash interest expense on convertible loan notes	813	-
Deferred tax benefit	(25)
Loss on conversion of convertible loan notes	13,789	-
Changes in operating assets and liabilities:
Accounts receivable	208	524
Prepaid expenses and other current assets	(393)	(153)
Research and development incentives receivable	(955)	(680)
Accounts payable	(707)	(1,154)
Accrued expenses and other current liabilities	(108)	343
Deferred revenue	98	(165)
Net cash used in operating activities	$(7,969)	$(4,321)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(392)	(22)
Net cash used in investing activities	$(392)	$(22)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares and exercise of stock options	0	0
Initial public offering costs	(22)	-
Transaction costs for Series B shares	(3,402)	-
Proceeds from issue of Series B shares	125,239	-
Net cash provided by financing activities	$121,815	$-
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(785)	(655)
Net increase (decrease) in cash and cash equivalents	112,669	(4,998)
Cash and cash equivalents, beginning of the period	43,266	11,432
Cash and cash equivalents, end of the period	$155,935	$6,435

Supplemental cash flow disclosures:
Cash paid for interest	$1,844	$-
Cash paid for income taxes	$-	$-
Non-Cash investing activities
Capital expenditures included in accounts payable	$67	$-
Non-Cash financing activities
Issue of deferred A shares	$86	$-
Issue of Series B shares	$53,721	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F – 4

VACCITECH PLC.

Notes to CONDENSED Consolidated Financial Statements

(UNAUDITED)

1.	Nature of Business and Basis of Presentation

Vaccitech plc (Vaccitech) is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Vaccitech is engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious disease and cancer. Vaccitech is headquartered in Oxford, United Kingdom. Vaccitech and its five direct and indirect subsidiaries, Vaccitech (UK) Limited, Vaccitech Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Vaccitech USA Inc. and Vaccitech Italia S.R.L, are collectively referred to as the “Company”.

In connection with the initial public offering of American Depositary Shares (“ADSs”), in March 2021, Vaccitech completed a corporate reorganization wherein the shareholders of Vaccitech (UK) Limited (formerly Vaccitech Limited) exchanged each of their ordinary shares, Series A Shares and Series B Shares of the Company for the same quantity of ordinary shares, series A shares (“Vaccitech plc Series A Shares”) and series B shares (“Vaccitech plc Series B Shares”) in Vaccitech plc (resulting in the shareholders of the Company holding the same percentage and class of shares in Vaccitech plc (formerly Vaccitech Rx Limited) as they had in Vaccitech (UK) Limited (formerly Vaccitech Limited). The group reorganization under common control constitutes a change in reporting entity and has been given retrospective effect reflecting the net assets of Vaccitech (UK) Limited (formerly Vaccitech Limited) and its subsidiaries and Vaccitech plc at their historical carrying amounts. As a result of the reorganization these interim condensed consolidated financial statements have been presented for all periods as if Vaccitech plc was the holding company of the group.

The Company operates in an environment of rapid technological change and substantial competition from pharmaceutical and biotechnology companies. The Company is subject to risks common to companies in the biopharmaceutical industry in similar stage of its life cycle including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its vaccine product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of any of its products that are approved, and protection of proprietary technology. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant product sales. If the Company does not successfully commercialize any of its products or mitigate any of these other risks, it will be unable to generate revenue or achieve profitability.

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Certain notes or other information that are normally required by U.S. GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020.

On May 4, 2021, the Company effected a 309-for-1 stock split of ordinary shares. Each resultant ordinary share from the stock split was redesignated as one ordinary share and one deferred C share. Accordingly, all ordinary share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the stock split.

The condensed consolidated balance sheet and statement of changes in redeemable convertible preferred shares and shareholders’ deficit include the correction of an error related to the Company’s consolidated financial statements for the period ended December 31, 2019. The error related to the omission of share-based compensation expense totaling $2,129 thousand in the period ended December 31, 2019. The correction of this error has been recorded as an adjustment to previously reported additional paid-in-capital and accumulated deficit as of January 1, 2020 and consequently as of December 31, 2020. There is no impact on net loss or cash flows, and no material impact on financial position for the periods presented.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Unaudited Condensed Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2021, the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2021, our results of operations for the three months ended March 31, 2021 and 2020, and our cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods.

F – 5

VACCITECH PLC.

Notes to CONDENSED Consolidated Financial Statements

(UNAUDITED)

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2020 except as discussed below related to newly adopted accounting pronouncements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of costs and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

We have experienced and expect to continue to experience disruptions as a result of the COVID-19 pandemic that could severely impact the Company’s clinical and pre-clinical development timelines for the Company’s clinical and pre-clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

The Company adopted ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) on January 1, 2021. The new standard did not have an impact on the Company’s financial position and results of operations.

F – 6

VACCITECH PLC.

Notes to CONDENSED Consolidated Financial Statements

(UNAUDITED)

3.	Net Loss Per Share

Because the Company has reported a net loss attributable to ordinary shareholders for the period presented, basic and diluted net loss per share attributable to ordinary shareholders are the same for the period presented. All Series A & Series B shares and stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact.

The following table sets forth the computation of basic and diluted net loss per share for the 3 months ended March 31, 2021 and 2020 (in thousands, except number of shares):

	Three months ended March 31,
Numerator:	2021	2020
Net loss	$(15,386)	$(3,951)
Net loss attributable to noncontrolling interest	118	130
Net loss attributable to Vaccitech shareholders	$(15,268)	$(3,821)
Denominator:
Weighted-average ordinary shares outstanding, basic and diluted	8,057,216	7,816,681
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.90)	$(0.49)

Potential ordinary shares issuable upon conversion or exercise of Series A & Series B Shares and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three months ended March 31,
	2021	2020
Series A shares	6,818,085	6,818,085
Series B shares	12,785,802	-
Stock options	1,895,097	1,244,961

4.	Prepaid and other current assets (in thousands)
	March 31, 2021	December 31, 2020
Prepayments and accrued income	$1,272	$1,075
Value Added Tax receivable	542	305
Deferred Offering costs	1,611	-
Others	2	29
Total	$3,427	$1,409

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs will be charged to shareholders’ deficit in the period of completion of the Initial Public Offering.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued manufacturing and clinical expenses	$946	$462
Accrued board of director compensation	34	4
Accrued bonus	277	750
Accrued payroll and employee benefits	363	250
Accrued professional fees	1,385	806
Accrued other	268	265
Total	$3,273	$2,537

F – 7

VACCITECH PLC.

Notes to CONDENSED Consolidated Financial Statements

(UNAUDITED)

6.	Series B shares

On March 15, 2021, the Company issued 28,957 Series B preferred shares (‘‘Series B Shares’’) amounting to $125,239 thousand and incurred transaction costs of $3,402 thousand. Series B shareholders have full voting rights and powers similar to the rights and powers of Series A and ordinary shareholders. Each Series B Share is convertible into 309 ordinary shares and nine deferred shares at the holders’ option at any time. Each Series B Share is automatically converted into 309 ordinary shares and nine deferred B shares and 309 deferred C shares upon a vote by a simple majority of the Series B shareholders or upon the completion of a qualified public offering at a price per share of at least 1.2 times the Series B Share issuance price (adjusted for stock splits or stock dividends) and aggregate gross proceeds of at least $100,000 thousand. Upon liquidation, dissolution, or winding up of business, Series B Shares have liquidation preference in priority to holders of Series A Shares and ordinary shares.

Series B shares are classified as temporary equity in the accompanying balance sheet due to redemption rights granted to the holders, that are outside of the company’s control. Series B Shares are initially recorded at the original issuance price net of issuance costs and discounts. The carrying value is adjusted for dividends expected to be paid upon conversion, redemption or liquidation according to the Series B Share terms. Series B Shares do not have stated redemption date and they are not currently redeemable. If and when the redemption contingency becomes probable of occurring, the carrying amount will be adjusted by either accreting the carrying amount up to the maximum redemption value over the period through the earliest redemption date using the interest method or adjusting the carrying value to the maximum redemption value at the end of each reporting period until redeemed.

7.	Convertible loan notes

The Company recognized interest expense of $2,650 thousand and a change in fair value of $5,994 thousand in relation to the conversion and redemption features embedded in the convertible loan notes in the condensed consolidated statements of operations and comprehensive loss for the period ended March 31, 2021.

The Series B funding on March 15, 2021 constituted a qualified equity financing in accordance with the terms of the convertible loan notes. As a result, the convertible loan notes were converted on March 15, 2021 into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price.

The conversion was accounted for as an extinguishment of the convertible loan notes. As a result, the 12,421 Series B preferred shares issued on conversion was recognized at the settlement-date fair value of the Series B shares ($53,721 thousands) and a loss of $13,789 thousand was recognized in earnings for the difference between (1) the fair value of those shares and (2) the sum of the carrying amounts of the convertible loan notes ($25,557 thousand) and the bifurcated conversion and redemption feature liability ($14,375 thousand).

8.	Deferred A Shares

On March 31, 2021, Vaccitech Plc subdivided each of the Series A shares and Series B shares into one share of the same class and one deferred A share with a nominal value of £1.00 per share. The deferred A shares do not have rights to dividends or to participate in profits on a return of assets on liquidation, the deferred A shares shall confer on the holders thereof an entitlement to receive out of the assets of the Company available for distribution amongst the shareholders (subject to the rights of any new class of shares with preferred rights) the amount credited as paid up on the deferred A shares held by them respectively after (but only after) payment shall have been made to the holders of the ordinary shares of the amounts paid up or credited as paid up on such shares and the sum of £1,000 thousand ($1,373 thousand) in respect of each ordinary share held by them respectively. The deferred A shares shall confer on the holders thereof no further right to participate in the assets of the Company.

F – 8

VACCITECH PLC.

Notes to CONDENSED Consolidated Financial Statements

(UNAUDITED)

9.	Fair value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities. As of March 31, 2021, and December 31, 2020, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

As of December 31, 2020, the Company had an embedded derivative liability of $20,109 thousand related to the conversion features, the cash redemption feature on maturity and the cash redemption feature upon an exit event that settles in noncash consideration embedded in convertible loan notes. The fair value of the embedded derivatives is a Level 3 valuation with the significant unobservable inputs being the probability of exercise of conversion and cash redemption features. Significant judgment is employed in determining the appropriateness of certain of these inputs. The changes in the fair value of the embedded derivatives was as follows (in thousands):

	Three months ended March 31,
	2021	2020
Beginning balance	$20,109	$-
Change in fair value recognized in net loss	(5,994)	-
Settlement via conversion	(14,375)	-
Foreign exchange translation	260	-
Ending balance	$-	$-

10.	Share-Based Compensation

On February 11, 2021, the Company granted 364,620 options to employees and directors with a grant date fair value of $9.14 and a weighted average exercise price of $0.00003 per share. For the three months ended March 31, 2020, the Company granted 302,820 options to employees and directors in January 2020 with a grant date fair value of $4.98 and a weighted average exercise price of $0.000036 per share.

The fair value of each stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	Three months ended March 31,
	2021	2020
Expected volatility	125.0%	110.8%
Expected term (years)	6.42	6.03
Risk-free interest rate	0.7%	1.7%
Expected dividend yield	-%	-%

At March 31, 2021 1,895,097 options with a weighted average exercise price of $0.0003 were outstanding of which 648,282 with a weighted average exercise price of $0.0003 were exercisable. At March 31, 2021, there was $5,529 thousand unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.86 years.

During the three months ended March 31, 2021, 263,886 Restricted Stock Units (“RSUs”) were converted into ordinary shares. The RSUs granted on January 9, 2020 contains a nondiscretionary antidilution provision which entitles the grantee to additional RSUs to ensure that the aggregate RSUs granted equal 1.5% of the total fully diluted share capital of the Company. As at March 31, 2021, 264,042 RSUs were outstanding. No compensation cost has been recognized in respect of the outstanding RSUs which vest on the IPO Resolution Date as the initial public offering is not considered probable until it occurs. At March 31, 2021, the unrecognized compensation cost related to these RSUs was $1,477 thousand.

F – 9

VACCITECH PLC.

Notes to CONDENSED Consolidated Financial Statements

(UNAUDITED)

Share based compensation expense is classified in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2021	2020
Research and development	$319	$183
General and administrative	478	673
Total	$797	$856

11.	Commitments and Contingencies

In-License Agreements

The Company is party to a number of licensing agreements most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, HPV, HBV and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made any material payments under these license agreements during the periods ended March 31, 2021 and March 31, 2020.

Leases

The Company leases an office and laboratory space from a related party in Oxford, England under an operating lease with a contractual term expiring in 2028. The lease does not contain renewal terms. Variable payments include amounts due to the lessor for additional services and cost reimbursements.

The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	March 31, 2021	December 31, 2020
Right-of-use asset	$2,098	$2,136
Lease liability, current	198	192
Lease liability, noncurrent	1,435	1,472

Other information	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$81	$75

During the three months ended March 31, 2021, the Company recorded $92 thousand (three months ended March 31, 2020: $85 thousand) in operating lease costs (including short-term lease expense and variable lease costs).

F – 10

VACCITECH PLC.

Notes to CONDENSED Consolidated Financial Statements

(UNAUDITED)

Future annual minimum lease payments under operating leases as of March 31, 2021 were as follows (in thousands):

Remainder of 2021	$243
2022	324
2023	324
2024	324
2025	324
Thereafter	591
Total minimum lease payments	$2,130
Less: imputed interest	(497)
Total lease liability	$1,633

Other contingencies

The Company is a party in various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

12.	Related Party Transactions

During the three months ended March 31, 2021, Company incurred expenses of $40 thousand (three months ended March 31, 2020: $50 thousand) to its shareholder, Oxford Sciences Innovation Plc, mostly related to the lease of a laboratory and office space in Oxford. At March 31, 2021, the Company owed $0 (December 31, 2020: $0) to Oxford Sciences Innovation Plc.

During the three months ended March 31, 2021, the Company incurred expenses of $19 thousand (three months ended March 31, 2020: $0 thousand) to its shareholder, the University of Oxford, related to clinical study costs. At March 31, 2021, the Company owed $0 (December 31, 2020: $300 thousand) to University of Oxford.

During the three months ended March 31, 2021, the Company incurred expenses of $116 thousand (three months ended March 31, 2020: $ 70 thousand) for services from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company's shareholder, the University of Oxford. At March 31, 2021, the Company owed $90 thousand (December 31, 2020: $25 thousand) to Oxford University Innovation Limited.

During the three months ended March 31, 2021, the Company issued 263,886 shares to in relation to vested RSUs William Enright, Chief Executive officer and director for a price of £0.000025 per share in Vaccitech plc.

During the three months ended March 31, 2021, the interest on convertible loans issued to Oxford Sciences Innovation PLC and the University of Oxford, shareholders of the Company was $429 thousand (March 31, 2020: $0). At March 31, 2021 these convertible loan notes including the embedded derivative was $0 (December 31, 2020: $7,356 thousand).

On March 15, 2021 Oxford Sciences Innovation PLC subscribed to 3,468 Series B Shares in an amount of $14,999 thousand. The Company also recognized a loss of $2,125 thousand on the conversion of the convertible loan notes into 2,008 Series B Shares. At March 31, 2021 the carrying amount of these Series B Shares was $23,276 thousand (December 31, 2020: $0).

13.	Subsequent Events

(a)	On April 29, 2021, the Company priced the initial public offering of its 6,500,000 American Depositary Shares (ADSs) each representing one ordinary share, nominal value £0.000025 per share, of Vaccitech plc. at a public offering price of $17.00 per ADS. Net proceeds were $102,765 thousand, after deducting underwriting discounts paid by the Company.

(b)	On May 4, 2021 prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, all of the Series A Shares and Series B Shares were converted into 19,603,887 ordinary shares and 570,987 deferred B shares. On the same date, the Company effected a 309-for-1 stock split (the “Stock Split”) of ordinary shares. Each resultant ordinary share from the Stock Split is redesignated as one ordinary share and one deferred C share in order to ensure that the nominal value of ordinary shares at the time of its initial public offering is £0.000025. Accordingly, all ordinary share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the Stock Split.

(c)	On May 4, 2021 250,881 additional fully vested RSUs with a grant date fair value of $17.00 per share were granted in accordance with the terms of the original grant to ensure that the aggregate RSUs granted equal 1.5% of the total fully diluted share capital of the Company.

F – 11

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the year ended December 31, 2020 included in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, on April 30, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our final prospectus for our initial public offering filed pursuant to Rule 424(b), as supplemented by our subsequent filings with the SEC.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious diseases and cancer. We use our proprietary platform to develop product candidates that stimulate powerful, targeted immune responses against pathogens and tumor cells. We design our product candidates to stimulate immune responses that are robust, highly specific, and are differentiated by the magnitude of the T cell populations induced, which exhibit critical functionality and durability. We are focused on applying our platform capabilities and the expertise of our team to address significant unmet medical needs in two settings—the therapeutic setting, for the treatment of chronic infectious diseases and cancer, and the prophylactic setting, for the prevention of infectious diseases, based on our platform’s ability to respond rapidly to epidemic and pandemic threats.

We have a broad pipeline of both clinical and preclinical stage therapeutic and prophylactic programs. Our current therapeutic programs include VTP-300 for the treatment of chronic hepatitis B infection, or CHB, VTP-200 for the treatment of human papilloma virus infection, or HPV, VTP-850 for the treatment of prostate cancer and VTP-600 for the treatment of non-small cell lung cancer, or NSCLC. Our current prophylactic programs include VTP-400 for the prevention of herpes zoster, or shingles, VTP-500 for the prevention of Middle East respiratory syndrome, or MERS, and VTP-950, our next-generation product candidate for the prevention of COVID-19 infection. In addition, we co-invented a COVID-19 vaccine candidate with the University of Oxford, which we assigned to Oxford University Innovation, or OUI, to facilitate the license of those rights by OUI to AstraZeneca UK Limited, or AstraZeneca. The product candidate, which we refer to as AZD1222, is now authorized for use under the name Vaxzevria in a number of countries. As of June 14, 2021, AstraZeneca has announced that AZD1222 has been granted emergency use authorization in the United Kingdom, India and Japan, among other countries. AstraZeneca has exclusive worldwide rights to develop and commercialize AZD1222.

On May 4, 2021, we completed our initial public offering, or IPO, pursuant to which we issued and sold 6,500,000 ADSs at a public offering price of $17.00 per ADS, resulting in net proceeds of $102.8 million, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we funded our operations primarily from private placements of our ordinary and preferred shares, private placements of loan notes convertible into ordinary shares, as well as from grants and licensing agreements, research tax credit payments, investments from non-controlling interest a $2.4 million upfront payment from OUI in July 2020 in connection with the Amendment, Assignment and Revenue Share Agreement, or the OUI License Agreement Amendment, related to the licensing of the COVID-19 vaccine candidate now known as AZD1222, or Vaxzevria. We do not expect to generate revenue from any of our own product candidates until we obtain regulatory authorization for one or more of such product candidates, if at all, and commercialize our products, or we enter into out-licensing agreements with third parties. We may receive some revenue pursuant to the OUI License Agreement Amendment with OUI with respect to the AstraZeneca COVID-19 vaccine candidate AZD1222 in certain circumstances if it receives marketing approval from regulatory authorities and is sold commercially. Substantially all of our net losses have resulted from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

We have incurred net losses each year since inception. For the three months ended March 31, 2021 and the three months ended March 31, 2020, we incurred net losses of $15.4 million and $4.0 million, respectively. As of March 31, 2021, we had an accumulated deficit of $73.0 million and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

At this time, we cannot reasonably estimate, or know the nature, timing and estimated costs of all of the efforts that will be necessary to complete the development of any of our product candidates that we develop through our programs. We are also unable to predict when, if ever, material net cash inflows will commence from sales of product candidates we develop, if at all. This is due to the numerous risks and uncertainties associated with developing product candidates to approval and commercialization, including the uncertainty of:

•	successful completion of preclinical studies and clinical trials;
•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
•	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;
•	successful enrollment and completion of clinical trials;
•	data from our clinical program supporting approvable and commercially acceptable risk/benefit profiles for our product candidates in the intended populations;
•	receipt and maintenance of necessary regulatory and marketing approvals from applicable regulatory authorities, in the light of the commercial environment then existent;
•	scale-up of our manufacturing processes and formulation of our product candidates for later stages of development and commercial production;
•	establishing either our own manufacturing capabilities or satisfactory agreements with third-party manufacturers for clinical supply for later stages of development and commercial manufacturing;
•	entry into collaborations where appropriate to further the development of our product candidates;
•	obtaining and maintaining intellectual property and trade secret protection or regulatory exclusivity for our product candidates as well as qualifying for, maintaining, enforcing and defending such intellectual property rights and claims;
•	successfully launching or assisting with the launch of commercial sales of our product candidates following approval;
•	acceptance of each product’s benefits and uses by patients, the medical community and third-party payors following approval;
•	the prevalence and severity of any adverse events experienced with our product candidates in development;
•	establishing and maintaining a continued acceptable safety profile of the product candidates following approval;
•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors if necessary or desirable; and
•	effectively competing with other therapies.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and/or timing associated with the development of that product candidate or could prevent continuation of that program being in the company’s interests. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we might be required to expend significant additional financial resources and time on the completion of clinical development. In some circumstances, such as the emergence of a significantly more effective therapy from a competitor, it may be appropriate to discontinue a product candidate program. Including the net proceeds from our IPO, we expect that our cash balance as of March 31, 2021 will enable us to fund our operating expenses and capital requirements into 2024.

Impact of the COVID-19 Pandemic

The spread of COVID-19, which we refer to as the COVID-19 pandemic, and the policies and regulations implemented by governments in response to the COVID-19 pandemic have had a significant impact, both directly and indirectly, on the global economy and our business and operations, including in particular the interruption of our clinical trial activities and potential interruption to our supply chain. For example, the initiation of our Phase 1/2a clinical trial for VTP-200 and our Phase 1 clinical trial for VTP-500, which are being conducted at the University of Oxford sites, was delayed and paused, respectively due to COVID-19. If the disruption due to the COVID-19 pandemic continues, our planned future preclinical and clinical development for our other product candidates could also be delayed due to government orders and site policies as a result of the pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have mandated that our non-laboratory based employees, such as clinical, manufacturing, finance, administrative, quality, regulatory and program managers continue their work outside of our offices and limited the number of staff in any given research and development laboratory at any time. Our increased reliance on personnel working from home may negatively impact productivity, increase the potential risks of data privacy or security breaches, or disrupt, delay, or otherwise adversely impact our business.

We are still assessing our business plans and the impact the COVID-19 pandemic may have on our ability to advance the development of our product candidates as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom we rely, or to raise financing to support the development of our ongoing product candidate development. No assurances can be given that this analysis will enable us to avoid part or all of any impact from the COVID-19 pandemic, including downturns in business sentiment generally or in our sector in particular. We cannot currently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties on whom we rely or with whom we conduct business were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

Components of Our Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so in the near future, if at all. Our revenue to date has been derived from a research grant from BARDA, a research, collaboration and license agreement with Enara Bio and the OUI License Agreement Amendment with OUI relating to AZD1222.

In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. As a direct result of the OUI License Agreement Amendment, we received a payment of $2.4 million, of which we have recognized $2.4 million as revenue during the year ended December 31, 2020.

We determined that we have no further performance obligations under the terms of the OUI License Agreement Amendment, which comprised the transfer of intellectual property rights only. Accordingly, we plan to recognize these and any future amounts as revenue when received.

Operating Expenses

Our operating expenses since inception have consisted of research and development costs and general administrative costs.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a new next-generation adenoviral vector, conducting preclinical studies, developing various manufacturing processes, and advancing clinical development of our programs including Phase 2 clinical trials for VTP-100, which we subsequently discontinued development of, as well as initiating the clinical trials for VTP-200 and VTP-300, and readying VTP-600 and VTP-850 for clinical trials. Research and development activities account for the major portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

•	salaries, benefits and other related costs, including share-based compensation, for personnel engaged in research and development functions;

•	expenses incurred in connection with the development of our programs including preclinical studies and clinical trials of our product candidates, under agreements with third parties, such as consultants, contractors, academic institutions and CROs;

•	the cost of manufacturing drug products for use in preclinical development and clinical trials, including under agreements with third parties, such as CMOs, consultants and contractors;

•	laboratory costs;

•	leased facility costs, equipment depreciation and other expenses, which include direct and allocated expenses; and

•	intellectual property costs incurred in connection with filing and prosecuting patent applications as well as third-party license fees.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, rent expenses related to our offices, depreciation and other central non-research costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs would normally increase as our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.

Other Income (Expense)

Change in Fair Value of Derivatives

We recognized a change in fair value in relation to the conversion and redemption features embedded in the convertible loan notes in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. We had an embedded derivative liability related to the conversion features, the cash redemption feature on maturity and the cash redemption feature upon an exit event that settles in noncash consideration embedded in convertible loan notes. The fair value of the embedded derivatives is a Level 3 valuation with the significant unobservable inputs being the probability of exercise of conversion and cash redemption features. Significant judgment is employed in determining the appropriateness of certain of these inputs.

Loss on Extinguishment of Convertible Loan Notes

On March 15, 2021, we issued 28,957 Series B preferred shares, or Series B Shares, amounting to $125,239 thousand. Each Series B Share is convertible into 309 ordinary shares and nine deferred shares at the holders’ option at any time. The Series B funding constituted a qualified equity financing in accordance with the terms of the convertible loan notes. As a result, the convertible loan notes were converted on March 15, 2021 into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price.

The conversion was accounted for as an extinguishment of the convertible loan notes. As a result, the 12,421 Series B preferred shares issued on conversion was recognized at the settlement-date fair value of the Series B shares and a loss was recognized in earnings for the difference between (1) the fair value of those shares and (2) the sum of the carrying amounts of the convertible loan notes and the bifurcated conversion and redemption feature liability.

Interest Expense

Interest expense results primarily from our convertible loan notes, which carry a market rate of interest. These notes were issued between July and November 2020 and converted on March 15, 2021 into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price.

Research and Development Incentives

Research and development incentives contain payments we received from the United Kingdom and Australian governments related to corporation tax relief on research and development projects incentive programs in the United Kingdom and Australia. We account for such relief received as other income.

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to accruals for external manufacturing of clinical trial material as well as clinical study conduct, fair value of assets and liabilities, and the fair value of ordinary shares and share-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

While our significant accounting policies are more fully described in Note 2 to our annual consolidated financial statements for the year ended December 31, 2020 included in our prospectus on Form S-1 dated April 30, 2021, we believe that revenue recognition, accrued research and development expenses, stock based compensation and fair value are most critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three months ended March 31, 2021	Three months ended March 31, 2020	Change
Revenue from Licenses, Grants & Services Operating expenses:	$215	$705	(490)
Research & development	4,610	4,242	368
General and administrative	1,777	1,112	665
Total operating expenses	6,387	5,354	1,033
Loss from operations	(6,172)	(4,649)	(1,523)
Other income (expense)
Change in fair value of derivatives	5,994	-	5,994
Unrealized exchange gain on convertible loan notes	209	-	209
Loss on extinguishment of convertible loan notes	(13,789)	-	(13,789)
Interest income	2	-	2
Interest expense	(2,650)	-	(2,650)
Research and development incentives	955	698	257
Total other (expenses) income	(9,279)	698	(9,977)
Tax benefit	65	-	65
Net loss	$(15,386)	$(3,951)	(11,435)

Revenue

For the three months ended March 31, 2021, our revenue primarily consisted of $0.2 million of reimbursement of research and development expenses from BARDA. For the three months ended March 31, 2020, our revenue primarily consisted of $0.5 million of reimbursement of research and development expenses from BARDA and $0.2 million of service revenue from a research, collaboration and license agreement with Enara Bio.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and March 31, 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020	Change
Direct research and development expenses by program:
VTP-200 HPV	677	836	(159)
VTP-300 HBV	1,686	815	871
VTP-600 NSCLC	414	610	(196)
VTP-800/850 Prostate cancer	373	-	373
Other and earlier stage programs	438	927	(489)
Internal research and development expenses:
Personnel-related (including share-based compensation)	968	883	85
Facility related	43	59	(16)
Other internal costs	11	112	(101)
Total research and development expense	$4,610	$4,242	368

Our research and development expenses for the three months ended March 31, 2021 and for the three months ended March 31, 2020 were $4.6 million and $4.2 million, respectively. Personnel-related expenses were $1.0 million and $0.9 million, respectively, as result of the relative increase in our headcount across both the UK and US. Direct expenses for outside services and consultants and laboratory materials were $3.6 million for the three months ended March 31, 2021 and $3.2 million for the three months ended March 31, 2020 and mainly comprised of costs for clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $1.8 million, which were mainly attributable to lease costs, plus personnel expenses of $1.2 million and professional fees and consulting fees of $0.6 million. For the three months ended March 31, 2020, general and administrative expenses were $1.1 million, including personnel expenses of $0.8 million, and professional fees and consulting fees of $0.3 million.

Change in fair value of derivatives

For the three months ended March 31, 2021, we recognized a change in fair value of $6.0 million in relation to the conversion and redemption features embedded in the convertible loan notes.

Loss on extinguishment of convertible loan notes

For the three months ended March 31, 2021, we recognized a loss of $13.8 million related to conversion of convertible loan notes into 12,421 Series B preferred shares. The loss is a difference between (1) the fair value of those shares ($53.7 million) and (2) the sum of the carrying amounts of the convertible loan notes ($25.6 million) and the bifurcated conversion and redemption feature liability ($14.4 million).

Interest Expense

For the three months ended March 31, 2021, interest expense was $2.7 million, which primarily relate to our convertible loan notes, which carry a market rate of interest. Interest expense was nil for the three months ended March 31, 2020.

Research and Development Incentives

For the three months ended March 31, 2021 and the three months ended March 31, 2020, we accrued research and development incentives of $1.0 million and $0.7 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom and Australia. We account for such relief received as other income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, and most recently from an upfront payment from OUI in connection with the OUI License Agreement Amendment and the issuance of convertible loan notes. Through March 31, 2021, we had received gross proceeds of approximately $214.3 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of March 31, 2021, we had cash and cash equivalents of $155.9 million. Key financing and corporate milestones include the following:

•	In March 2016, we raised gross proceeds of approximately $14.0 million from the issuance of our seed round of ordinary shares.

•	Between November 2017 and December 2018, we raised gross proceeds of $33.9 million from the issuance of our Series A Shares.

•	Between July 2020 and November 2020, we raised gross proceeds of $41.2 million from the issuance of convertible loan notes.

•	In March 2021, we raised gross proceeds of $125.2 million from the issuance of our Series B shares.

•	In May 2021, we raised gross proceeds of $110.5 million from the initial public offering of our ordinary shares on NASDAQ.

We do not expect positive cash flows from operations in the foreseeable future, if at all. Historically, we have incurred operating losses as a result of ongoing efforts to develop our heterologous ChAdOx1-MVA prime-boost immunotherapy platform and our product candidates, including conducting ongoing research and development, preclinical studies, clinical trials, providing general and administrative support for these operations and developing our intellectual property portfolio. We expect to continue to incur net operating losses for at least the next few years as we progress clinical development, seek regulatory approval, prepare for and, if approved, proceed to manufacture and commercialization of our most advanced product candidates. Operating profits may arrive earlier if programs are licensed or sold to third parties before final approval, but this cannot be guaranteed.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each periods presented:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Net cash used in operating activities	$(7,969)	$(4,321)
Net cash used in investing activities	(392)	(22)
Net cash provided by financing activities	121,815	-
Effect of exchange rates on cash and cash equivalents	(785)	(655)
Net increase (decrease) in cash and cash equivalents	$112,669	(4,998)

Cash Used in Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $8.0 million, primarily resulting from our net loss of $15.4 million, adjusted by fair value gain on embedded derivatives of $6.0 million, loss on conversion of convertible loan notes of $13.8 million, share based compensation of $0.8 million, depreciation and amortization of $0.1 million and changes in our operating assets and liabilities, net of $1.9 million. During the three months ended March 31, 2020, net cash used in operating activities was $4.3 million, primarily resulting from our net loss of $4.0 million, adjusted by share based compensation of $0.9 million, and changes in our operating assets and liabilities, net of $1.3 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2021 and the three months ended March 31, 2020, cash used in investing activities was $0.4 million and $0.02 million, respectively, which resulted from capital expenditures in connection with new labs, improvements to expand our laboratory space and purchases of property and equipment.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $121.8 million consisting of $121.8 million of net proceeds from the issuance of Series B shares. During the three months ended March 31, 2020, cash provided by financing activities was nil.

Future Funding Requirements

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we are not yet profitable and have incurred losses in each period since our inception in 2016. As of March 31, 2021, we had an accumulated deficit of $73.0 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	pursue the clinical and preclinical development of our current product candidates;

•	use our technologies to advance additional product candidates into preclinical and clinical development;

•	seek marketing authorizations for product candidates that successfully complete clinical trials, if any;

•	attract, hire and retain additional clinical, regulatory, quality control and other scientific personnel;

•	establish our manufacturing capabilities through third parties or by ourselves and scale-up manufacturing to provide adequate supply for clinical trials and commercialization, including any manufacturing finishing and logistics personnel;

•	expand our operational, financial and management systems and increase personnel appropriately, including personnel to support our manufacturing and commercialization efforts and our operations as a public company;

•	maintain, expand, enforce, and protect our intellectual property portfolio as appropriate;

•	establish sales, marketing, medical affairs and distribution teams and infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly;

•	acquire or in-license other product candidates and technologies; and

•	incur additional legal, accounting and other expenses in operating our business, including office expansion and the additional costs associated with operating as a public company.

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditure to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other factors that may adversely affect our business. The size of our future net losses will depend on the rate of future growth of our expenses combined with our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital unless and until eliminated by revenue growth.

We may require substantial additional financing in the future to meet any such unanticipated factors and a failure to obtain this necessary capital could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our foundation, we have invested a significant portion of our efforts and financial resources in research and development activities for our ChAdOx1, ChAdOx2 and MVA technologies and our product candidates derived from these technologies. Preclinical studies and especially clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may elect to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate functions. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and potentially in-house manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise as outlined above. Because the outcome of any preclinical study or clinical trial is uncertain and the rate of change of third-party costs is also unpredictable, we cannot reasonably estimate now the actual amounts which will be necessary to complete the development and commercialization of our current or future product candidates successfully.

Our future capital requirements may depend on many factors, including:

•	the scope, progress, results and costs of researching and developing our current and future product candidates and programs, and of conducting preclinical studies and clinical trials;

•	the number and development requirements of other product candidates that we may pursue, and of other indications for our current product candidates that we may pursue;

•	the stability, scale and yield of future manufacturing processes as we scale-up production and formulation of our product candidates either internally or externally for later stages of development and commercialization;

•	the timing of, success achieved and the costs involved in obtaining regulatory and marketing approvals and developing our ability to establish license or sale transactions and/or sales and marketing capabilities, if any, for our current and future product candidates if clinical trials and approval processes are successful;

•	the success of our collaborations with CanSino, CRUK and the Ludwig Institute and any future collaboration partners;

•	the success of OUI’s licensed product candidate with AstraZeneca;

•	our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements;

•	the cost to the company of commercialization activities for our current and future product candidates that we may take on, whether alone or with a collaborator;

•	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent and other intellectual property claims, including litigation costs and the outcome of such litigation;

•	the timing, receipt and amount of sales of, or royalties or other income from, our future products, if any; and

•	the emergence and success or otherwise of competing oncology and infectious disease therapies and other market developments.

A change in the outcome of any of these or other variables with respect to the development of any of our current and future product candidates could significantly change the costs and timing associated with the development of that product candidate, in either direction. Furthermore, our operating plans may change in the future owing to research outcomes or other opportunities, and we may need additional funds to meet operational needs and capital requirements associated with such altered operating plans.

Based on our research and development plans, we expect that the net proceeds from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into 2024. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.

Emerging Growth Company Status

We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ADSs held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncement that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency and Currency Translation

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling and Australian dollar. Our reporting currency is the U.S. dollar, our functional currency is the pound sterling and the functional currency of our wholly owned foreign subsidiary, Vaccitech Australia Pty, is the Australian dollar. Our cash and cash equivalents as of March 31, 2021 consisted primarily of cash balances held by Vaccitech Limited in U.S. dollars.

Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average exchange rate in effect during the period. Translation adjustments are included in the consolidated Balance Sheet as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in operating expenses, net in the consolidated Statements of Operations and Comprehensive Loss as incurred.

Interest Rate Sensitivity

We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash and cash equivalents of $155.9 million as of March 31, 2021, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective for the reasons set forth below.

In connection with the reviews and audits of our consolidated financial statements for each of the periods ended December 31, 2019 and 2020, and March 31, 2020 and 2021, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses related to: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or U.S. GAAP, commensurate with our financial reporting requirements; (ii) our IT general control environment has not been sufficiently designed to include appropriate user access rights and (iii) policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, a number of adjustments to our consolidated financial statements for each of the years ended December 31, 2019 and 2020 were identified and made during the course of the audit process. In addition, our condensed consolidated financial statements for the three months ended March 31, 2021 include the correction of an error related to the year ended December 31, 2019.

We are continuing to implement measures designed to improve our internal control over financial reporting to remediate the material weaknesses, including hiring a Chief Financial Officer with public company experience and increasing the number of our finance and accounting personnel.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2021, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A Risk Factors.

Investing in our American Depositary Shares, or ADSs, involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this report, including our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other filings with the Securities and Exchange Commission. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe to be material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be harmed. In that event, the market price of our ADSs could decline, and you could lose part or all of your investment.

Risks Related to Our Financial Position and Capital Needs

We are a clinical-stage biopharmaceutical company with no approved products and a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with no approved products and a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain marketing authorization and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred losses in each period since our inception in 2016. For the three months ended March 31, 2021, we reported a net loss of $15.4 million, and $4.0 million for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $73.0 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

•	seek marketing authorizations for product candidates that successfully complete clinical trials, if any;

•	conduct preclinical studies and clinical trials for our current and future product candidates based on our proprietary biologic platform, including the Chimpanzee Adenovirus Oxford, or ChAdOx, and Modified vaccinia Ankara, or MVA, vectors, and our other technologies;

•	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

•	establish our manufacturing capabilities through third parties or by ourselves and scale-up manufacturing to provide adequate supply for clinical trials and commercialization;

•	expand, maintain, protect and enforce our intellectual property portfolio;

•	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly;

•	acquire or in-license other product candidates and technologies; and

•	incur additional legal, accounting and other expenses in operating our business, including the additional costs associated with operating as a public company.

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development costs and other expenditures to develop and market additional product candidates and we may never generate revenue that is significant or large enough to achieve profitability. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

Actual payments we may receive in connection with certain milestones or net sales under the AstraZeneca License Agreement may differ materially from those described in this quarterly report, and there can be no assurance that we will receive any such payments at all.

While we expect to receive a share of certain milestones and net sales of certain vaccines under the research collaboration and exclusive worldwide license agreement, or the AstraZeneca License Agreement, between Oxford University Innovation Limited, or OUI, and AstraZeneca UK Limited, or AstraZeneca, there can be no assurance as to the timing or amount of any such milestones or net sales.

In particular, we are not party to the AstraZeneca License Agreement, and we do not have any direct claim against AstraZeneca to receive a share of any milestones or net sales, or any other payments under the AstraZeneca License Agreement. Instead, we are party to the amendment, assignment and revenue share agreement, or the OUI License Agreement Amendment, with OUI, to the license agreement we entered into with OUI in March 2016, pursuant to which OUI agreed to pay us approximately 24% of payments, including royalties and milestones, received by OUI in connection with the commercialization of any ChAdOx1 vector-based or ChAdOx2 vector-based vaccine in the field of SARS-CoV2 covered by or disclosed in the assigned patent application. As a result, we will only receive a share of any milestones or royalties paid on net sales of any such vaccine under the AstraZeneca License Agreement if, and to the extent that, OUI receives a share of any such milestones or royalties pursuant to that agreement.

Moreover, our understanding is that, under the AstraZeneca License Agreement, OUI agreed to forego its share of any royalties from the commercialization of AZD1222 until after the pandemic period, which will end on July 1, 2021 (or such later date when AstraZeneca, in good faith, determines that the COVID-19 pandemic is over). As a result, we do not expect to receive any share of net sales of the vaccine until after the pandemic is over, as determined in good faith by AstraZeneca, and in any event no earlier than July 1, 2021.

In addition, the announcement of adverse events observed in individuals who receive AZD1222 and any negative impact on the perceptions of AZD1222’s safety may reduce sales of the vaccine and therefore the potential payments that we would receive from royalties paid on net sales of AZD1222. For example, in March 2021, several countries announced that they were either temporarily suspending the use of a particular batch of AZD1222 or the use of AZD1222 altogether following reports of thromboembolic events in people at varying times following vaccination. There can be no assurance that the vaccine is not associated with an increase in the overall risk of thromboembolic events. Further, if AZD1222 is found to be less effective against certain variants of COVID-19, then that may also reduce sales of the vaccine. For example, studies have indicated that AZD1222 has a lower efficacy against certain variants of COVID-19, including the B.1.351 variant of COVID-19, which was first observed predominantly in South Africa, and the B117 variant, which was first observed in the United Kingdom. As a result, the use of AZD1222 was stopped in South Africa. Any association of AZD1222 with adverse events, or the perception of such association, or any findings that AZD1222 is less effective against certain variants of COVID-19, may reduce sales of AZD1222 and therefore the potential payments that we may receive from net sales of the vaccine, and may otherwise adversely impact the development of, and our ability to commercialize, any of our product candidates.

Our understanding of the terms of the AstraZeneca License Agreement is based solely on an extract of the agreement provided by the parties to that agreement. We are not a party to the AstraZeneca License Agreement and do not have access to a copy of that agreement to verify such extract. In addition, no party to the AstraZeneca License Agreement has confirmed that there are no material terms in that agreement that could adversely impact the economic and other terms of the AstraZeneca License Agreement. Moreover, there can be no assurance that the AstraZeneca License Agreement is an enforceable agreement, that the parties thereto will comply with their obligations under the agreement (including any obligations of AstraZeneca to make milestone or royalty payments to OUI), that the agreement will not be terminated pursuant to its terms or otherwise, or that the terms of the agreement (including royalty rates and other economic terms) will not be modified by the parties in the future. Accordingly, these and other factors could cause amounts received by OUI pursuant to the AstraZeneca License Agreement, and accordingly any share of the revenue under that agreement that we may receive, to fluctuate. Any such fluctuations could be material.

We have not yet generated any material revenue from our product candidates.

Our ability to become profitable depends upon our ability to generate revenue. We do not expect to generate significant revenue from our current or future product candidates unless or until we successfully complete clinical development and obtain marketing authorization for, and then successfully commercialize, at least one of our product candidates.

Certain of our product candidates are in the preclinical stages of development and will require additional preclinical studies, and all of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We have not yet administered certain of our product candidates to humans and, as such, we face significant translational risk as our product candidates advance into and through the clinical stage, as promising results in preclinical studies may not be replicated in subsequent clinical trials, and testing on animals may not accurately predict human experience. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•	timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•	delays out of our control, such as those currently experienced with the unforeseen pandemic effect on clinical trial progress and participant willingness to enroll;

•	our ability to complete investigational new drug application, or IND, enabling trials and successfully submit INDs or comparable applications, for our product candidates, including VTP-600 and VTP-850;

•	whether we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or the United Kingdom Medicines and Healthcare products Regulatory Agency, or the MHRA, or similar foreign regulatory authorities, to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

•	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, potency, purity, efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates and such regulatory authorities’ acceptance of our development strategy;

•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future product candidates, if any;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates over alternative or more conventional approaches, including antivirals, immune modulators, siRNA, CRISPR editing, capsid inhibitors, novel entry inhibitors, or other small molecules, RNA, DNA, nanoparticle, VLP, peptide, protein, whole-killed or other vaccine technologies;

•	the actual and perceived availability, cost, risk profile and side effects and efficacy of our product candidates, if approved, relative to existing and future alternative immunotherapies, therapeutic and prophylactic vaccines and competitive product candidates and technologies;

•	our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;

•	our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;

•	patient demand for our product candidates and any future product candidates, if approved;

•	our ability to establish, maintain, protect and enforce intellectual property rights in and to our product candidates or any future product candidates;

•	the ability of our licensees and collaborators to develop and commercialize our products effectively;

•	the risk that some or all of the patients that receive AZD1222 develop neutralizing antibodies against ChAdOx, which could limit the immunogenicity from subsequent dosing with one of our product candidates;

•	the possibility that immunogenicity may not translate into clinical benefit; and

•	the increased costs and complexities associated with manufacturing both the prime and boost elements, ChAdOx and MVA, of our immunotherapeutics.

Many of the factors listed above are beyond our control and could cause us to experience significant delays or prevent us from obtaining marketing authorizations for, or commercializing, our product candidates. Even if we are able to commercialize our product candidates, we may not achieve profitability soon after generating product sales, if ever. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

We may require substantial additional funding in the future. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our platform and our product candidates developed using our platform. Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. We expect our expenses to increase in parallel with our ongoing activities, particularly as we continue our preclinical and clinical development activities to identify new product candidates and conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, we have estimated our current additional funding needs based on assumptions that may prove to be wrong. Additionally, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital or generate revenue when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts.

We had cash and cash equivalents of $155.9 million as of March 31, 2021. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of preclinical development and clinical trials for our product candidates;

•	the extent to which we enter into additional collaboration arrangements with regard to product candidate development or acquire or in-license products or technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the success of the COVID-19 vaccine program for which we licensed certain of our licensed intellectual property rights to OUI/AstraZeneca;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and

•	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims including litigation costs and any damages awarded in such litigation.

Identifying potential product candidates, manufacturing them and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

If we engage in acquisitions or future strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may evaluate various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary product candidates, intellectual property rights, technologies or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of indebtedness or contingent liabilities;

•	the issuance of our equity securities which would result in dilution to our shareholders;

•	assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;

•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates to achieve marketing authorizations; and

•	our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

In addition, if we undertake such a transaction, we may assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biopharmaceutical company with no approved products and a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, filing patent applications, identifying potential product candidates, undertaking preclinical studies, in-licensing product candidates for development, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials, as well as sponsoring and conducting clinical trials up to Phase 2b. We have not yet demonstrated our ability to successfully complete clinical trials beyond Phase 2b, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting additional commercial activities. We may not be successful in such a transition.

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of ordinary shares, convertible securities or other equity securities, your ownership interest may be diluted, and the terms of these securities could include liquidation or other preferences and anti-dilution protections that could adversely affect your rights as a common shareholder. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming shares or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

If we raise additional funds through collaborations, strategic alliances, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we would be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Our Business and Industry

Risks Related to Clinical Development

If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval or reimbursement and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

All of our product candidates are in early stages of development, including our lead product candidates, VTP-300, VTP-200, VTP-850 and VTP-600, and as such will require extensive preclinical and clinical testing, as applicable. Product candidates may not meet targeted clinical or safety endpoints during clinical trials such as the MVA-based influenza prophylactic, VTP-100, which did not meet defined primary clinical endpoints in two concurrent Phase 2b trials and we subsequently discontinued further development of this program. Our ability to generate product revenues, which we do not expect to occur for several years, if ever, will depend heavily on the successful development and eventual commercialization or out-license of the product candidates we develop, which may never occur. Before we are able to generate any revenues from product sales, our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts. The success of our current and future product candidates will depend on several factors, including the following:

•	successful completion, with sufficient efficacy and safety profiles, of preclinical studies and clinical trials;

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

•	acceptance of INDs or equivalent clinical trial authorizations in other regions for our planned clinical trials or future clinical trials;

•	successful enrollment and completion of our ongoing and future clinical trials, including any delays in enrollment or completed due to the COVID-19 pandemic;

•	sufficient data from our clinical program that support an acceptable risk-benefit profile of our product candidates in the intended populations;

•	receipt and maintenance of marketing authorizations from applicable regulatory authorities;

•	scale-up of our manufacturing processes and formulation of our product candidates for later stages of development and commercialization;

•	establishing our own manufacturing capabilities or agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;

•	ability to develop product candidate formulations that provide sufficient genetic and thermal stability for long term storage and shipment to meet market requirements;

•	entry into collaborations, where needed, to further the development of our product candidates;

•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

•	successfully launching commercial sales of our product candidates, if and when approved;

•	acceptance of the product candidate’s benefits and uses, if and when approved, by patients, the medical community and third-party payors;

•	the prevalence and severity of adverse events experienced with our product candidates;

•	maintaining a continued acceptable benefit/risk profile of the product candidates following authorization;

•	effectively competing with other therapies, including new therapies that may be developed and approved;

•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;

•	qualifying for, maintaining, enforcing and defending intellectual property rights and claims; and

•	the risk that foreign regulatory authorities may not authorize our clinical trial protocols and other clinical trial documentation, including manufacturing documentation, even when previously authorized by the FDA, EMA or MHRA, which could lead to a delay in starting such clinical trials. For example, we intend to conduct our HBV002 clinical trial in South Korea and have experienced delays due to additional regulatory review of our clinical protocol. We have limited experience obtaining such approvals in foreign jurisdictions and therefore may need more time to navigate the regulatory process as a result.

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. We have no control over third-party use of ChAdOx and MVA technologies outside of our exclusively licensed field under license from OUI, and such third-party use could have a negative impact on our ability to develop current and future product candidates, which would materially harm our business.

Clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all. If our preclinical studies and clinical trials are not sufficient to support marketing authorization of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs, completing ongoing preclinical studies of our other product candidates, and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of participants on time, or be completed on schedule, if at all. We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our product candidates, including:

•	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•	new treatments may become standard of care during the process of completing a clinical trial, which may impact the initial clinical trial design or future patient care pathways;

•	significant changes in relevant regulatory requirements may cause a delay in the start of a clinical trial, due to additional requirements needing to be met;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our research efforts for our other product candidates;

•	clinical trials of our product candidates may not produce differentiated or clinically significant results across infectious diseases and cancers;

•	the number of participants required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient or timely product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;

•	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate, for example, if we experience delays or challenges in identifying participants with the eligibility criteria required for our clinical trials, we may have to reimburse sites for the cost of testing of additional participants in order to encourage enrollment of additional participants;

•	the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate, and any transfer of manufacturing activities may require unforeseen manufacturing or formulation changes;

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

•	future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

In addition, the ChAdOx vectors are currently being evaluated in clinical trials outside of our licensed fields conducted by the University of Oxford and other third parties to which OUI has granted licenses, including trials conducted by AstraZeneca for AZD1222. We have no control over these other clinical trials and any adverse results in these clinical trials could impact public perception and regulatory approval of our product candidates. Even after any of our product candidates obtain regulatory marketing authorization, the announcement of adverse events observed in individuals who receive these products may impact public perception and may result in increased regulatory scrutiny across our platform. For example, in March 2021, several countries announced plans to either temporarily suspend the use of a particular batch of AZD1222 or the use of AZD1222 altogether following reports of thromboembolic events in people following vaccination. While the European Medicines Agency, or the EMA, subsequently issued an update confirming the overall risk-benefit profile of AZD1222 remains positive, the applicable regulatory authorities continue to assess available safety data as AZD1222 continues to be administered and have made recommendations regarding updates to the vaccine's labeling and use in certain populations. These recommendations may continue to evolve, and these types of announcements may affect public perception of the safety of AZD1222, which may extend to product candidates we are developing. Perception about the efficacy of AZD1222, such as its effectiveness against emerging COVID-19 variants, may also impact perception of our product candidates. Additionally, these announcements may lead to additional inquiries or scrutiny from regulators on whether similar safety or efficacy signals have been observed with our other candidates.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the Institutional Review Boards, or IRBs, or ethics committees of the institutions in which such clinical trials are being conducted, or by the FDA or other regulatory authorities, or suspended or terminated based on recommendations by the Data Safety Monitoring Board or equivalent for such clinical trial. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, any disclosure of negative data of clinical trials being conducted by our collaborators could have an adverse impact on our business.

Moreover, principal investigators for our future clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the clinical trial. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

If we experience delays in the completion of any preclinical study or clinical trial of our product candidates, or our preclinical studies or clinical trials are terminated, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our preclinical studies or clinical trials may increase our costs, slow down our product candidate development and authorization procedure and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing authorization for our product candidates. If one or more of our product candidates generally prove to be ineffective, unsafe or commercially unviable, our entire pipeline may have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the more complete data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies or clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our ADSs.

In addition, the ChAdOx vectors are currently being evaluated in clinical trials conducted by Oxford and other third parties to which the University of Oxford has granted licenses, including trials conducted by AstraZeneca for AZD1222. We have no control over these other clinical trials and any adverse results in these clinical trials could impact public perception and regulatory approval of our product candidates. The information these third parties choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and shareholders may not agree with what these third parties determine is material or otherwise appropriate information to include in their disclosure. Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and shareholders may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from more complete results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain marketing authorization for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.

We have concentrated our research and development efforts on our proprietary platform to develop product candidates that stimulate powerful, targeted immune responses against pathogens and tumor cells, which is a novel approach. Our future success depends on the successful development of this platform. There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. Should we encounter development problems, including unfavorable preclinical or clinical trial results, the FDA or foreign regulatory authorities may refuse to approve our product candidates, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing other testing and manufacturing methods, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of novel immunotherapies. Any novel immunotherapies that are approved may be subject to extensive post-approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

Difficulty in enrolling participants could delay or prevent clinical trials of our product candidates and prevent us from realizing the full commercial potential of any products we may develop.

Identifying and qualifying participants to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit participants to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible participants to participate in these trials as required by the FDA, the EMA or other foreign regulatory authorities. For example, randomized clinical controlled trials for Middle East respiratory syndrome, or MERS, are difficult due to the sporadic and low incidence of cases. Our ability to enroll participants may be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such delays at this point. The initiation of our Phase 1/2a clinical trial for VTP-200 and our Phase 1 clinical trial for VTP-500, which are being conducted at the University of Oxford sites, was delayed and paused, respectively due to COVID-19. We cannot anticipate the next pandemic or how that may or may not impact future clinical trial enrollment. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and participants who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

The enrollment of patients and participants further depends on many factors, including:

•	the phase of clinical testing;

•	the proximity of participants to clinical trial sites;

•	the increased inconvenience to patients by participating in a clinical trial, such as increased doctor visits, missed work, travel costs and time;

•	the design of the clinical trial, including the number of site visits, whether the clinical trial includes a placebo arm and invasive assessments required;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	our ability to obtain and maintain participant consents;

•	reporting of the preliminary results of any of our clinical trials;

•	the risk that some or all of the patients that receive AZD1222 develop neutralizing antibodies against ChAdOx, which could limit the immunogenicity from subsequent dosing with one of our product candidates;

•	the risk that participants enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and

•	factors we may not be able to control, such as current or potential pandemics that may limit participants, principal investigators or staff or clinical site availability (e.g., the COVID-19 pandemic).

Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of participants who are available for our clinical trials at such clinical trial sites. Moreover, because certain of our product candidates represent a departure from more commonly used methods for cancer treatment and because certain of our product candidates have not been tested in humans before, potential participants and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll participants in any future clinical trial.

If we experience delays in the completion or termination of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented.

Our product candidates may cause serious adverse events, serious side effects or have other properties that could halt their clinical development, prevent their marketing authorization, require expansion of the trial size, limit their commercial potential or result in significant negative consequences.

Serious side effects caused by our product candidates could cause us or regulatory authorities, including IRBs and ethics committees, to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing authorization by the FDA, the EMA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. Because of our dose escalation design for our clinical trials, undesirable side effects in initial cohorts could also result in the need to expand the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, because certain of our product candidates, including AZD1222, will be administered to substantial numbers of participants on a more rapid basis than is standard in clinical trials, undesirable side effects could result in a negative impact across a larger participant population. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If we do observe serious side effects in our clinical trials, our ongoing clinical trials may be halted or put on clinical hold prior to completion if there is an unacceptable safety risk for participants.

If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the EMA or other comparable foreign regulatory authorities, or local regulatory authorities such as IRBs or ethics committees, could order us to cease clinical trials. Competent national health authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications. Even if the side effects presented do not preclude the product from obtaining or maintaining marketing authorization, treatment-related side effects could also affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.

We intend to develop certain of our product candidates in combination with other therapies, which exposes us to additional risks.

We intend to develop certain of our product candidates in combination with one or more other approved therapies, such as anti-PD-1 antibodies and other checkpoint inhibitors to treat certain cancers and chronic infections. Even if any product candidate we develop were to receive marketing authorization or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, the EMA or comparable foreign regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA, the EMA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We also may choose to evaluate our current product candidates and any other future product candidates in combination with one or more therapies that have not yet been approved for marketing by the FDA, the EMA or comparable foreign regulatory authorities. We will not be able to market and sell our current product candidates or any product candidate we develop in combination with any unapproved therapies for a combination indication if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA, the EMA or comparable foreign regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the products we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

Risks Related to Our Approach

The market opportunities for certain of our oncology product candidates may be relatively small as it may be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer therapies are sometimes characterized by line of therapy (first line, second line, third line, fourth line, etc.), and the regulatory authorities, including the FDA, often approve new therapies initially only for a particular line or lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to seek approval of VTP-600 as a first line therapy but we expect to seek approval of our other oncology product candidates initially as second or third line therapy, for use in patients with relapsed or refractory metastatic cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial as third line or second line therapies, if any, we would expect to seek approval as earlier line therapies, but there is no guarantee that our product candidates, even if approved as a second or third line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Our projections of both the number of people who have the infectious diseases and cancers we are targeting, as well as the subset of people with these infectious diseases and cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, commissioned reports, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of these cancers and chronic infections. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates within our addressable patient population, because the potential target populations are small, we may never achieve profitability without obtaining marketing authorization for additional indications, including use as first or second line therapy.

Negative developments in the field of infectious disease and immuno-oncology could damage public perception of any of our product candidates and negatively affect our business.

The commercial success of our product candidates will depend in part on public acceptance of the use of immunotherapies and vector-based viral vaccines. Adverse events in clinical trials of VTP-300 and VTP-200, or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of infectious disease and immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception may be influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial participants may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain marketing authorization or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

Our present product candidates consist of modified viruses. Adverse developments in clinical trials of other immunotherapy products based on viruses, such as oncolytic viruses, may result in a disproportionately negative effect for our platform as compared to other products in the field of infectious disease and immuno-oncology that are not based on viruses. Future negative developments in the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our product candidates.

We may not be successful in our efforts to identify and successfully commercialize additional product candidates.

Part of our strategy involves researching and developing novel product candidates. We have developed a pipeline of product candidates and intend to pursue clinical development of additional product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

•	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;

•	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;

•	potential product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•	potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;

•	potential product candidates may not be effective in treating their targeted diseases or symptoms;

•	the market for a potential product candidate may change so that the continued development of that product candidate is no longer reasonable;

•	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or

•	the regulatory pathway for a potential product candidate is highly complex and difficult to navigate successfully or economically.

Developing, obtaining marketing authorization for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We may choose to focus our efforts on and allocate resources to a potential product candidate that ultimately proves to be unsuccessful, or to license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we are unable to evaluate the commercial potential or target market for a particular product candidate, identify and successfully commercialize additional suitable product candidates, this would adversely impact our business strategy and our financial position.

Risks Related to Sales, Marketing and Competition

We face substantial competition in an environment of rapid technological change, which may result in others discovering, developing, obtaining marketing authorization approval or commercializing products before or more successfully than we do, which may adversely affect our financial condition and our ability to successfully market or commercialize our product candidates.

The biotechnology and pharmaceutical industries utilize rapidly advancing technologies and are characterized by intense competition. While we believe that our scientific knowledge, platform technology and development expertise provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceuticals, specialty pharmaceuticals and biotechnology companies, academic institutions and government agencies, as well as public and private research institutes that conduct research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, marketing authorizations and product marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology that they have developed. Our competitors may compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and participant registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

Product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Specifically, we expect that our product candidates will compete against alternative or more conventional approaches, including antivirals, immune modulators, siRNA, CRISPR editing, capsid inhibitors, novel entry inhibitors, or other small molecules, RNA, DNA, nanoparticle, VLP, peptide, protein, whole-killed or other vaccine technologies.

If our product candidates are approved for the indications for which we are currently conducting or planning clinical trials, they will likely compete with the competitor products mentioned above and with other products that are currently in development. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety, formulation, stability and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain marketing authorizations from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Risks Related to the Development of Our Product Candidates

The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted our business and we expect will continue to adversely impact some aspects of our business, including our preclinical studies and clinical trials.

In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has since spread globally and in March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have mandated that our non-laboratory based employees, such as clinical, manufacturing, finance, administrative, quality, regulatory and program managers continue their work outside of our offices and limited the number of staff in any given research and development laboratory at any time. The initiation of our Phase 1/2a clinical trial for VTP-200 and our Phase 1 clinical trial for VTP-500, which are being conducted at the University of Oxford sites, was delayed and paused, respectively, due to COVID-19. In addition, we have experienced and we expect to continue to experience disruptions as a result of the COVID-19 pandemic that could severely impact our business, preclinical studies and clinical trials, including:

•	continued delays or difficulties in enrolling and retaining participants in our clinical trials;

•	continued delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial participant visits and trial procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of participant data and clinical trial endpoints;

•	risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, disruptions in delivery systems and the diversion of resources to prioritize manufacturing products that are related to treating or preventing COVID-19;

•	increased price and longer lead time for our raw material requirements in response to the large-scale production of AZD1222;

•	increased price and longer lead time for quality control and manufacturing slots due to delays in production of reagents and lack of capacity at specialized testing laboratories;

•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility and those of our sub-contractors;

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

•	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	interruption or delays to our sourced discovery and clinical activities.

The global COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, duration of the outbreak, travel restrictions, new information that may emerge concerning the severity of COVID-19 or the effectiveness of actions taken in the United States and other countries to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, service providers, regulators and other third parties with whom we conduct business, were to experience prolonged business shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

Our preclinical studies and clinical trials may fail to demonstrate adequately the safety, potency, purity and efficacy of any of our product candidates, which would prevent or delay development, marketing authorization and commercialization. Furthermore, success in preclinical studies or clinical trials may not be indicative of results in future clinical trials for the same or other product candidates.

Before obtaining marketing authorization for the commercial sale of our product candidates, we must demonstrate the safety, purity and potency of our investigational biologics for use in each target indication through lengthy, complex and expensive preclinical studies and clinical trials. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Although product candidates may demonstrate promising results in preclinical studies and early clinical trials, they may not prove to be effective in subsequent clinical trials. For example, testing on animals occurs under different conditions than testing in humans and therefore, the results of animal studies may not accurately predict human experience. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Product candidates in later stages of clinical trials may fail to show the desired risk-benefit profile despite having progressed through preclinical studies and initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. VTP-100 demonstrated safety and immunogenicity during small Phase 1 clinical trials but did not demonstrate sufficient efficacy during adequately powered Phase 2b clinical trials to warrant continued development of this product candidate. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later phase clinical trials due to lack of potency or efficacy, insufficient durability of potency or efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. The vast majority of product candidates that commence preclinical studies and early phase clinical trials are never approved as products.

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, potency, purity and efficacy necessary to obtain regulatory authorization to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety, potency, purity and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing authorization for certain of our product candidates. In some instances, there can be significant variability in safety, potency, purity or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we have not yet initiated clinical trials for certain of our product candidates, VTP-400, VTP-850 and VTP-600, and are in early stages of clinical trials for certain of our product candidates, VTP-300, VTP-500 and VTP-200, as is the case with all novel immunotherapeutics and viral-vector based vaccines, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny authorization of certain of our product candidates for any or all targeted indications. Treatment-related side effects could also affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, some of the clinical trials we conduct may be open-label in trial design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect, as participants in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where participants perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Moreover, patients selected for early clinical trials often include the most severe sufferers and their symptoms may have improved notwithstanding the new treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge.

Even if we obtain marketing authorization for our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

The use of novel immunotherapeutics and viral-vector based product candidates to target the treatment and prevention of infectious diseases and cancer is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are licensed;

•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;

•	the potential and perceived advantages of our product candidates over alternative treatments, including the adoption of our treatment as the standard of care;

•	our ability to demonstrate the advantages of our product candidates over other vaccines and cancer or chronic infectious disease medicines;

•	the prevalence and severity of any side effects;

•	the prevalence and severity of any side effects for other immunotherapeutics and public perception of other immunotherapeutics;

•	the prevalence and severity of any side effects for other viral-vector based vaccines and public perception of other viral-vector based vaccines;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	limitations or warnings contained in the approved labeling;

•	the timing of market introduction of our product candidates as well as competitive products;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;

•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;

•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

•	the effectiveness of our sales and marketing efforts.

If our product candidates are licensed but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

In addition, although our product candidates differ in certain ways from other immunotherapeutic and viral-vector based vaccine approaches, serious adverse events or deaths in other clinical trials involving immunotherapeutics and viral-vector based vaccines, even if not ultimately attributable to our product or product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our product candidates, stricter labeling requirements for those product candidates that are licensed, and a decrease in demand for any such product candidates.

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue arrangements with third-party sales, marketing, and distribution collaborators regarding the sales and marketing of our products, if approved. However, there can be no assurance that we will be able to establish or maintain such arrangements on favorable terms or if at all, or if we are able to do so, that these third-party arrangements will provide effective sales forces or marketing and distribution capabilities. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

Insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, umbrella, and directors’ and officers’ insurance.

Insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or marketing authorizations could be suspended.

We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Risks Related to Our Reliance on Third Parties

We rely, and expect to continue to rely, on third parties to conduct certain of our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain marketing authorizations for, or commercialize, our product candidates and our business could be substantially harmed.

We utilize and depend, and expect to continue to utilize and depend, upon independent investigators and collaborators, such as medical institutions, contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and strategic partners to conduct and support certain of our preclinical studies and clinical trials under agreements with us. For example, we are dependent on our regional partner, CanSino Biologics, to conduct a Phase 1 clinical trial of VTP-400 for herpes zoster prevention in China.

We expect to have to continue to negotiate budgets and contracts with CROs, trial sites and CMOs and we may not be able to do so on favorable terms, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we, or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing authorization applications, or MAA. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations and will require a large number of test participants. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of participants may require us to repeat clinical trials, which would delay the marketing authorization process. Moreover, our business may be implicated if any of these third parties performing services or otherwise acting on our behalf violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain marketing authorization for, or successfully commercialize, our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our preclinical studies and clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

We may form or seek additional collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.

We may form or seek additional strategic alliances, create joint ventures or collaborations, or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing shareholders or disrupt our management and business.

In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety, potency, purity and efficacy and obtain marketing approval.

Further, collaborations involving our product candidates are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;

•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization of our product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	despite agreements, collaborators may develop our product candidates to standards that only meet their local regulatory requirements and therefore clinical data cannot be applied in support regulatory submissions in other jurisdictions;

•	collaborators in certain countries may require joint ventures to manufactures and commercialize products in their territory, which may increase costs, increase dilution to shareholders, and offer lack of clarity on revenue and intellectual property sharing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;

•	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•	disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and

•	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

As a result, if we enter into additional collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or third parties to manufacture our product candidates, if approved. Our business could be harmed if we are unable to use third-party manufacturing suites or if the third party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture our product candidates. We will need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates and we may not be able to do so on favorable terms. We have not yet manufactured our product candidates on a commercial scale and may not be able to do so for any of our product candidates.

Manufacturing of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up, validating the production process and assuring high reliability of the manufacturing process, including the absence of contamination. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including lot consistency, stability of the product, product testing, operator error and availability of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future.

Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:

•	the production process for our product candidates is complex and requires specific know-how that only a limited number of CMOs can provide, as a result, we compete with other companies in the field for the scarce capacities of these organizations and may not be able to secure sufficient manufacturing capacity when needed;

•	we may be unable to identify manufacturers on acceptable terms, or at all because the number of potential manufacturers is limited and the FDA or other regulatory authorities may inspect any manufacturers for current cGMP compliance as part of our marketing application;

•	a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;

•	our third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;

•	contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;

•	our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products, if any;

•	manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards and we have no control over third-party manufacturers’ compliance with these regulations and standards;

•	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;

•	our third-party manufacturers could breach or terminate their agreements with us;

•	our third-party manufacturers may prioritize another customer’s needs in front of ours, especially in the event of a global pandemic;

•	raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects, may be in short supply, and may significantly increase in price;

•	our contract manufacturers and critical suppliers may be subject to inclement weather, pandemics, as well as natural or man-made disasters; and

•	our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

Additionally, if any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. While we have relationships with multiple CMOs, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability trial, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging or comparability studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Additionally, several vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

Each of these risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, EMA or other appropriate regulatory authorities and result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA, or other regulatory authorities could place significant restrictions on our company until deficiencies are remedied.

Our manufacturing process needs to comply with FDA and comparable foreign regulatory authority regulations relating to the quality and reliability of such processes. Any failure to comply with relevant regulations could result in delays in or termination of our clinical programs and suspension or withdrawal of any marketing authorizations.

In order to commercially produce our products either at our own facility or at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines and similar requirements from comparable foreign regulatory authorities. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our biologic products as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our biological products for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including biological materials, by our third-party manufacturers. Our manufacturers are subject to national, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or national authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Government Regulation

The marketing authorization processes of the FDA, the EMA, MHRA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing authorizations for our product candidates, or the marketing authorization is for a narrower indication than we seek, our business will be substantially harmed.

The time required to obtain approval from the FDA, the EMA, MHRA and other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not yet obtained a marketing authorization for any product candidate and it is possible that none of our current or future product candidates will ever obtain marketing authorizations.

Our current and future product candidates could fail to receive marketing authorizations for many reasons, including the following:

•	the availability of financial resources to commence and complete planned clinical trials;

•	the FDA, the EMA, MHRA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a Biologics Licensing Application, or BLA, to the FDA, or an MAA to the EMA or other comparable submission to regulatory authorities in other regions, to obtain authorization in the United States, the European Union or elsewhere;

•	we may be unable to demonstrate to the satisfaction of the FDA, the EMA, MHRA or regulatory authorities in other regions that a product candidate has an overall suitable benefit/risk profile for its proposed indication;

•	the FDA, the EMA, MHRA or other comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the approval policies or regulations of the FDA, the EMA, MHRA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and

•	the risk that foreign regulatory authorities may not authorize our clinical trial protocols and other clinical trial documentation, including manufacturing documentation, even when previously authorized by the FDA, EMA or MHRA, which could lead to a delay in starting such clinical trials. For example, we intend to conduct our HBV002 clinical trial in South Korea and have experienced delays due to additional regulatory review of our clinical protocol. We have limited experience obtaining such approvals in foreign jurisdictions and therefore may need more time to navigate the regulatory process as a result.

The unpredictability of clinical trial results may result in our failing to obtain marketing authorizations for any product candidate we develop, which would significantly harm our business, results of operations and prospects. The lengthy approval process in many regions may cause delays in market access, particularly if regulatory authorities have a large number of objections to the initial applications for marketing authorization which need to be addressed.

We have conducted, and intend to conduct, clinical trials of certain of our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data are subject to certain conditions imposed by the FDA, including compliance with all applicable U.S. laws and regulations. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP, including review and approval by an independent ethics committee and informed consent from participants. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the participant population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. There can be no assurance the FDA will accept data from trials conducted outside of the United States.

The FDA, the EMA and other comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether marketing authorization will be obtained for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA, MHRA or any other comparable foreign regulatory authorities.

Even if we were to obtain marketing authorization, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval conditional on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We may seek Orphan Drug Designation for drug candidates we develop, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity. In addition, even if we obtain orphan drug exclusivity for any of our product candidates, such exclusivity may not protect us from competition.

As part of our business strategy, we may seek Orphan Drug Designation for any drug candidates we develop, and we may be unsuccessful in obtaining such designation. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the EU, the European Commission grants designation after receiving the opinion of the Committee for Orphan Medicinal Products on a designation application. Orphan Drug Designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, Orphan Drug Designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for a drug candidate, that exclusivity may not effectively protect the drug candidate from competition because different therapies can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug candidate nor gives the drug candidate any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation for applicable indications for our current and any future drug candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy designation for certain of our current and future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for certain of our current and future product candidates for the treatment and prevention of infectious diseases and cancer, there can be no assurance that we will receive breakthrough therapy designation.

A Fast Track designation by the FDA, even if granted for certain of our current or future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for certain of our current or future product candidates, but there is no assurance that the FDA will grant this status to any of our proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Accelerated approval by the FDA, even if granted for certain of our current or future product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek approval of certain of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

If approved, our investigational products regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biologic products that are biosimilar to or interchangeable with an FDA-licensed reference biologic product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

Even if we obtain FDA, EMA or MHRA approval for our current or future product candidates that we may identify and pursue in the United States, Europe or the United Kingdom, we may never obtain approval to commercialize any such product candidates outside of those jurisdictions, which would limit our ability to realize their full market potential.

Obtaining and maintaining marketing authorization for our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing authorizations in any other jurisdiction, while a failure or delay in obtaining marketing authorization in one jurisdiction may have a negative effect on the approval process in others. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Seeking foreign marketing authorization could result in difficulties and costs and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our current or future product candidates in those countries. The foreign marketing authorization process may include all of the risks associated with obtaining FDA, EMA or MHRA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining marketing authorizations in international markets for our current or future product candidates. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if marketing authorization in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our current or future product candidates will be harmed.

Future changes to tax laws could materially adversely affect our financial condition and results of operations, and reduce net returns to our shareholders.

We conduct business globally and file income tax returns in multiple jurisdictions. The tax treatment of the company or any of the group companies could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof; tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-Operation and Development’s Base Erosion and Profit Shifting Project, the European Commission’s state aid investigations and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid.

We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could affect our financial position, future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders and increase the complexity, burden and cost of tax compliance.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, or may apply existing rules in an unforeseen manner, resulting in unanticipated costs, taxes or non-realization of expected benefits.

We operate in a number of countries throughout the world. Consequently, we are subject to tax laws, treaties, and regulations in the countries in which we operate, and these laws and treaties are subject to interpretation. We have taken, and will continue to take, tax positions based on our interpretation of such tax laws. A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, Her Majesty’s Revenue & Customs, or HMRC, the IRS or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material tax liabilities, interest and penalties are payable by us, for example where there has been a technical violation of contradictory laws and regulations that are relatively new and have not been subject to extensive review or interpretation, in which case we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable, or result in other liabilities. If we are assessed with additional taxes, this may result in a material adverse effect on our results of operations and/or financial condition.

We may be unable to use net operating loss and tax credit carryforwards and certain built-in losses or tax credits to reduce future tax payments or to benefit from favorable UK tax legislation.

As a UK incorporated and tax resident entity, we are subject to UK corporate taxation. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. As of December 31, 2020, we had cumulative carryforward tax losses of approximately $23.2 million. Subject to any relevant criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is generally limited each year to £5.0 million plus an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.

As a company that carries out extensive research and development activities, we seek to benefit from the UK research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program. Under the SME Program, where available, we may be able to surrender some of our trading losses that arise from our qualifying research and development activities for cash or carry forward such losses for potential offset against future profits (subject to relevant restrictions). The majority of our research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. Our eligibility to claim payable research and development tax credits may be limited or eliminated because we may no longer qualify as a small or medium-sized company. In addition, proposed changes to the SME Program are contained in draft legislation currently before the U.K. Parliament which, if enacted, will come into force with effect from April 2021 and could in some cases cap claims under the SME Program to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company). This cap may limit the value we can claim.

We may benefit in the future from the UK’s “patent box” regime, which allows certain profits attributable to revenue from patented products (and other qualifying income) to be taxed at an effective rate of 10% by giving an additional tax deduction. When taken in combination with the enhanced relief available on our research and development expenditures, we expect a long-term rate of corporation tax lower than the statutory to apply to us. If, however, there are unexpected adverse changes to the UK research and development tax credit regime or the “patent box” regime, or for any reason we are unable to qualify for such advantageous tax legislation, or we are unable to use net operating loss and tax credit carryforwards and certain built-in losses to reduce future tax payments then our business, results of operations and financial condition may be adversely affected. This may impact our ongoing requirement for investment and the timeframes within which additional investment is required.

Risks Related to Ongoing Regulatory Obligations

Even if we receive marketing authorization for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any marketing authorizations that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, and the EMA may also require additional rapid microbiological method approvals or educational materials in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good laboratory practice regulations and GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;

•	manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;

•	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;

•	imposition of a REMS, which may include distribution or use restrictions;

•	requirements to conduct additional post-market clinical trials to assess the safety of the product;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;

•	product seizure or detention, or refusal to permit the import or export of our product candidates; and

•	injunctions or the imposition of civil, criminal, or administrative penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing authorization of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

The FDA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

The insurance coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or their commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to successfully commercialize our product candidates or any other products that we or they may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize our product candidates, if approved. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payors are critical to new product acceptance. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

• a covered benefit under its health plan;

• safe, effective and medically necessary;

• appropriate for the specific patient;

• cost-effective; and

• neither experimental nor investigational.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and certain other major markets where we plan to commercialize may put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems, and pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, efforts by governmental and other third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Healthcare legislative or regulatory reform measures may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in applicable laws, rules, and regulations or the interpretation of existing laws, rules, and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. The ACA, among other things: (i) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs; (ii) expanded the entities eligible for discounts under the 340B drug pricing program; (iii) increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price, or AMP, for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the AMP; (iv) expanded the eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new eligibility categories for individuals with income at or below 133% (as calculated, it constitutes 138%) of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (v) addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (vi) introduced a new Medicare Part D coverage gap discount program in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (increased from 50%, effective January 1, 2019, pursuant to the Bipartisan Budget Act of 2018); (vii) created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (viii) established the Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

There remain judicial and Congressional challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation to date, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas United States District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the United States Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well.

On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and oral arguments occurred on November 10, 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business, financial condition and results of operations.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act of 2021, extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, has extended the suspension period to December 31, 2021. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws and similar future legislative initiatives may result in additional reductions in Medicare and other healthcare funding, which could have an adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. In 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. While some of these and other measures may require additional authorization to become effective, and some of these measures may be reversed or withdrawn by a new presidential administration, Congress and President Joseph Biden have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product candidate. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs, and could have a material adverse effect on our business, financial condition, and results of operations.

Our business activities will be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws in other jurisdictions.

As we engage in and expand our business activities outside of the United States, including our clinical trial efforts, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or the SEC, and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory authorities, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Our business operations and current and future relationships with principal investigators, healthcare providers, including physicians, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state, as well as foreign, healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, including physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various U.S. federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, or AKS, the federal civil and criminal false claims laws, and the law commonly referred to as the Physician Payments Sunshine Act, or Sunshine Act, along with regulations promulgated under such laws. These laws impact, among other things, our clinical research activities, proposed sales, marketing and educational programs, and other arrangements and relationships with third-party payors, healthcare professionals, and other parties through which we market, sell and distribute our product candidates for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). The laws that will affect our operations include, but are not limited to, the following:

•	the federal AKS, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations may result in significant civil, criminal, and administrative fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal AKS constitutes a false or fraudulent claim for purposes of the civil False Claims Act, or FCA. The definition of “remuneration” under the federal AKS has been broadly interpreted to include anything of value. Further, courts have found that if “one purpose” of the remuneration is to induce or reward referrals, the federal AKS is violated. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business;

•	the federal civil and criminal false claims laws, including, without limitation, the FCA, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by, Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the U.S. federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses;

•	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (i.e., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal AKS, a person can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on health plans, healthcare clearinghouses and certain healthcare providers, known as “covered entities,” and their respective HIPAA “business associates,” which are independent contractors that perform certain services for or on behalf of covered entities involving the use or disclosure of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•	the Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•	the federal Sunshine Act, and its implementing regulations, which requires certain manufacturers of drugs, medical devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors of medicine or osteopathy, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•	analogous state and foreign laws and regulations, including the following: state anti-kickback and false claims laws, which may be broader in scope than their federal equivalents; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or that otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Even if precautions are taken, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participating in federal and state funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, diminished profits and future earnings, reputational harm and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, collaborators, CROs or CMOs, principal investigators, suppliers and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the regulations of the FDA and other comparable foreign regulatory bodies, provide true, complete and accurate information to the FDA and other comparable foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws and regulations will increase significantly, and our costs associated with compliance with such laws and regulations are also likely to increase. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Misconduct by persons acting on our behalf could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, including, without limitation, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

Failure to comply with current or future national, supranational, federal or state laws and regulations, regulatory guidance and industry standards relating to data protection, privacy and information security, including restrictive European regulations, could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and our collaborators and third-party providers are subject to national, supranational, federal or state laws and regulations, regulatory guidance and industry standards relating to data protection, privacy and information security. This includes the EU General Data Protection Regulation, or GDPR, as well as other national data protection legislation in force in relevant EU member states (including the GDPR in such form as incorporated into the law of England and Wales, Scotland and Northern Ireland by virtue of the European Union (Withdrawal) Act 2018 and any regulations thereunder and the UK Data Protection Act 2018, or UK GDPR, which governs the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials) (i) regarding individuals in the EU, and/or (ii) carried out in the context of the activities of our establishment in any EU member state. Following the UK’s withdrawal from the EU on January 31, 2020, pursuant to the transitional arrangements agreed between the UK and the EU, the GDPR continued to have effect in English law, in the same fashion as was the case prior to that withdrawal as if the UK remained an EU member state for such purposes.

The GDPR and UK GDPR are wide-ranging in scope and impose numerous additional requirements on companies that process personal data, including imposing special requirements in respect of the processing of health and other sensitive data, requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR and the UK GDPR also provide individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection. The GDPR and UK GDPR define personal data to include pseudonymized or coded data and requires different informed consent practices and more detailed notices for clinical trial participants and investigators than applies to clinical trials conducted in the United States. We are required to apply GDPR and UK GDPR standards to any clinical trials that our EU and UK established businesses carry out anywhere in the world.

The GDPR and UK GDPR impose strict rules on the transfer of personal data to countries outside the European Economic Area, or EEA, the UK and Switzerland, including the United States. The UK and Switzerland have adopted similar restrictions. Pursuant to the Trade and Cooperation Agreement, which went into effect on January 1, 2021, the UK and the EU agreed to a specified period during which the UK will be treated like an EU member state in relation to transfers of personal data to the UK for four months from January 1, 2021. This period may be extended by two further months. Unless the European Commission makes an adequacy finding in respect of the UK before the expiration of such specified period, the UK will become an inadequate third country under the GDPR and transfers of data from the European Economic Area to the UK will require a transfer mechanism, such as the standard contractual clauses. We may be required to change our business practices, including how we store and transfer personal data, and put in place additional compliance mechanisms, and we may incur increased costs, as a result of this development.

The GDPR and UK GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR and UK GDPR. While we have taken steps to comply with the GDPR and UK GDPR, and implementing legislation in applicable EU member states and the UK, including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller or joint controller, reviewing our security procedures and those of our vendors and collaborators, and entering into data processing agreements with relevant vendors and collaborators, we cannot be certain that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR and UK GDPR and similar laws’ requirements are rigorous and time intensive and require significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data.

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the FTCA), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. For example, California recently enacted the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. US states are constantly amending existing laws, requiring attention to frequently changing regulatory requirements. At this time, we do not collect personal data on residents of California but should we begin to do so, the CCPA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions.

Many jurisdictions have adopted legislation that regulates how businesses operate online and enforces information security, including measures relating to privacy, data security and data breaches. Laws in the EEA, UK and Switzerland require businesses to notify data breaches to the regulators (when the data breach represents a risk to the rights and freedoms of individuals) and data participants (when the data breach represents a high risk to the rights and freedoms of individuals). Meanwhile, in the United States, all 50 states of the United States require businesses to provide notice to customers whose personal data has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is costly.

In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy and information security laws and regulations are rising. In the EU and the UK, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million (£17.5 million in the UK) or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data participants also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In the United States, possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.

In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by applicable regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

Compliance with data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. It could also require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business. Failure by us or our collaborators and third-party providers to comply with data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties and orders preventing us from processing personal data), private litigation and result in significant fines and penalties against us. Moreover, clinical trial participants about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates. We seek to protect our proprietary position by in-licensing intellectual property relating to our platform technology and filing patent applications relating to our technologies that are important to our business. If we or our licensors are unable to obtain or maintain patent protection with respect to our product candidates, our competitive position, business, financial conditions, results of operations, and prospects could be materially harmed. We do not own any issued patents with respect to our product candidates and rely primarily on in-licensed patents and patent applications. We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our patents. In addition, it is uncertain whether the World Trade Organization, or WTO, will waive certain intellectual property protections now or in the future on certain technologies. It is unknown if such a waiver would be limited to patents, or would include other forms of intellectual property including trade secrets and confidential know-how. We cannot be certain that any of our current or future product candidates or technologies would not be subject to an intellectual property waiver by the WTO. We also cannot be certain that any of our current or future intellectual property rights, whether patents, trade secrets, or confidential know-how would be eliminated, narrowed, or weakened by such a waiver. Given the uncertain future actions by the WTO and other countries and jurisdictions around the world, including the United States, it is unpredictable how our current or future intellectual property rights or how our current or future business would be impacted. With respect to both our in-licensed and owned intellectual property, we cannot predict whether the patent applications that we and our licensors are currently pursuing or that we may pursue in the future will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors.

The patent prosecution process is expensive, time-consuming, and complex, and we and our licensors may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may become subject to a third party pre-issuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings and other similar proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others and if we fail to comply with our current or future obligations in any agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are heavily reliant upon licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of our product candidates. These and other future agreements impose, and may continue to impose, numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution and enforcement obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our best efforts, our current and future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.

In addition, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. For example, we do not control the preparation, filing, prosecution or maintenance of patents in-licensed from OUI. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our products that are the subject of such licensed rights could be adversely affected.

Any termination of these licenses, or any failure of the underlying patents to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our product candidates, and competitors or other third parties would have the freedom to seek marketing authorization for, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Disputes may arise between us and our current and future licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property rights of the licensor that are not subject to the licensing agreement;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships and the amount of fees payable as a result of sublicensing arrangements;

•	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;

•	the priority of invention of any patented technology; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and/or us and/or our partners.

In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain our licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and other elements of our product discovery and development processes. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary information.

Moreover, any of these parties might breach the agreements and intentionally or inadvertently disclose our trade secret information and we may not be able to obtain adequate remedies for such breaches. In addition, competitors and other third parties may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us and our competitive position would be materially and adversely harmed. Furthermore, the laws of some foreign countries do not protect proprietary rights and trade secrets to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition, results of operations and prospects.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful and could have a material adverse effect on our business, financial conditions, results of operations and prospects.

The intellectual property landscape around immunotherapeutics and viral-vector based vaccines is crowded and dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights and such claims may be costly and time-consuming and may prevent or delay our product discovery and development efforts.

The intellectual property landscape around immunotherapeutics and viral-vector based vaccines is crowded and dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review, and post-grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our licensors or strategic partners may be party to, exposed to, or threatened with, adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our product candidates and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, including our competitors, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of viral vectors and vaccines or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods. For example, we are aware of third-party patents in the United States with claims which may be relevant to our VTP-300 product candidate. In the event that these patents were asserted against us in an infringement action, we may have to argue that the manufacture, use, sale or importation of our VTP-300 product candidate in the United States does not infringe any valid claim of the asserted patents. There is no assurance that a court would find in our favor on questions of infringement or validity.

If a third party (including any third party that controls the above referenced patents) claims that we infringe, misappropriate or otherwise violate its intellectual property rights (including the above referenced patents), we may face a number of risks, including, but not limited to:

•	infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business and may impact our reputation;

•	substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

•	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do, on commercially reasonable terms, or at all;

•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;

•	redesigning our product candidates or processes so they do not infringe, misappropriate or violate third party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and

•	there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on our share price.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

We may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte reexamination, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office, or EPO, or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions of matter, methods of manufacture or methods for treatment related to our product candidates, their manufacture or use. Patent applications can take many years to issue. In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms, or at all, or may only be available on a non-exclusive basis. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our product candidates, process for their manufacture or methods of use, including combination therapies or participant selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patent applications or any patents we in-license or may own in the future is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

We currently have rights to intellectual property, through licenses from third parties, to develop and commercialize our product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of infectious disease and oncology and filing patent applications potentially relevant to our business. Because our current and future product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.

Our product candidates may also require particular vector components or gene sequences encoding antigenic peptides to work effectively and efficiently and these rights may be held by others. Similarly, efficient production, delivery or use of our product candidates may also require specific compositions or methods, and the rights to these may be owned by third parties. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We may be required to expend significant time and resources to develop or license replacement technology. Moreover, the molecules that will be used with our product candidates may be covered by the intellectual property rights of others.

Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program and allowing third parties to compete with us. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business, results of operations, financial condition and prospects could suffer.

We may be involved in lawsuits to protect or enforce our intellectual property rights, including any patents we may own or in-license in the future, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe any patents we in-license or may own in the future. In addition, any patents we may in-license or own also may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that one or more of any patents we may in-license or own in the future is not valid or is unenforceable or that the other party’s use of our technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question or that such third party’s activities do not infringe our patents. An adverse result in any litigation or defense proceedings could put one or more of any patents we in-license or may own in the future at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Post-grant proceedings provoked by third parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patent applications or any patents we may in-license or own in the future. These proceedings are expensive and an unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition to potential USPTO review proceedings, we may become a party to patent opposition proceedings in the EPO, or similar proceedings in other foreign patent offices, where our foreign patents are challenged. For example, one of our in-licensed European patents relating to our now discontinued MVA influenza product candidate has been revoked in a European opposition proceeding. This decision is currently on appeal, although there can be no assurance that any such appeal will be successful. The costs of opposition or similar proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result at the USPTO, EPO or other patent office may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business.

Litigation or post-grant proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ADSs.

We may not be able to detect infringement of any patents we may in-license or own. Even if we detect infringement by a third party of any such patents, we may choose not to pursue litigation against or settlement with the third party. If we later sue such third party for patent infringement, the third party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us to enforce any patents we may own or in-license against such third party.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on any issued patents and patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in some cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors and other third parties might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.

Any issued patents we in-license or may own now or in the future covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO.

If we or our licensors or strategic partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, inter partes review, post-grant review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our in-licensed patent applications or patents or any patent applications or patents we may own in the future in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have from our patent applications or any patents we in-license or may own in the future, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. If we are unsuccessful in any such proceeding or other priority or inventorship dispute, we may be required to obtain and maintain licenses from third parties, including parties involved in any such interference proceedings or other priority or inventorship disputes. Such licenses may not be available on commercially reasonable terms, or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop. The loss of exclusivity or the narrowing of our patent application claims could limit our ability to stop others from using or commercializing similar or identical technology and products. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be subject to claims challenging the inventorship or ownership of any intellectual property, including any patents we may in-license or own in the future.

We may be subject to claims that former employees, collaborators or other third parties have an interest in any patents we in-license or may own in the future, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates or other technologies. We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances, where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time-consuming. Litigation may be necessary to defend against these and other claims challenging inventorship of any patents we in-license or may own in the future, trade secrets or other intellectual property. If we were unsuccessful, in addition to paying monetary damages, we could lose valuable rights in intellectual property that we regard as our own, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or alleged trade secrets of third parties or competitors or are in breach of non-competition or non-solicitation agreements with our competitors or other third parties.

We have received confidential and proprietary information from third parties. In addition, as is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information or trade secrets of these third parties. In addition, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation or arbitration may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims and possible aftermath could result in substantial cost and be a distraction to our management and employees. Any litigation or the threat thereof may adversely affect our ability to hire employees. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could have an adverse effect on our business, results of operations and financial condition. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on our share price. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements that provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property, we may be unsuccessful in executing such an agreement with each party who, in fact, develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates we may develop, one or more U.S. patents we in-license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors or other third parties may obtain approval of competing products following expiration of any patents that issue from our patent applications, and our business, financial condition, results of operations, and prospects could be materially harmed.

Changes to patent law in the United States and in foreign jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we might obtain in the future. For example, in the case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. Any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce any rights we may have in our patent applications or any patents we may own or in-license in the future.

Recent or future patent reform legislation could also increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents we in-license or may own in the future. The United States has enacted and implemented wide-ranging patent reform legislation. On September 16, 2011, the Leahy-Smith America Invents Act, or America Invents Act, was signed into law, which includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, establish a new post-grant review system and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or other technologies or (ii) invent any of the inventions claimed in our patent applications or any patents we may own or in-license. These changes also allow third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Accordingly, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any issued patents we in-license or may own in the future, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. In addition, our intellectual property license agreements may not always include worldwide rights. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. As a result, in response to the COVID-19 pandemic, it is possible that certain countries may take steps to facilitate compulsory licenses that permit the distribution of a COVID-19 vaccine in those countries. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the relevant patent rights. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our marks of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademarks. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, at the USPTO and at comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Numerous factors may limit any potential competitive advantage provided by the relevant patent rights.

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•	patent applications that we own or in-license may not lead to issued patents;

•	patents, that we in-license or may own in the future, may not provide us with any competitive advantages, may be narrowed in scope, or may be challenged and held invalid or unenforceable;

•	others may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of our product candidates, that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents we in-license or may own in the future;

•	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;

•	we, or our licensors or collaborators, might not have been the first to make the inventions covered by a patent application that we own or in-license;

•	we, or our licensors or collaborators, might not have been the first to file patent applications covering a particular invention;

•	others may independently develop similar or alternative technologies without infringing, misappropriating or otherwise violating our intellectual property rights;

•	our competitors or other third parties might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not be able to obtain and/or maintain necessary licenses on reasonable terms, or at all;

•	third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;

•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how;

•	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;

•	we may not develop or in-license additional proprietary technologies that are patentable; and

•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Employee Matters, Managing Our Growth and Other Risks

Risks Related to Our Employee Matters

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including Bill Enright, our Chief Executive Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations at our facilities in Oxford, UK. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. Changes to UK, U.S. or similar foreign immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to the UK (including, but not limited to, those that result as a direct or indirect consequence of Brexit), U.S. or similar foreign immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all our employees, these employment agreements with US employees provide for at-will employment, which means that any of our US employees could leave our employment at any time, by providing the required contractual notification of their intent to leave. The standard notice period for UK employed personnel is three calendar months. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

Risks Related to Our Business Operations and Growth

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 14, 2021, we had 49 full-time and part-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional and existing employees;

•	managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing authorization for our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal computer systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in the disclosure of confidential or proprietary information, including personal data, damage to our reputation, and subject us to significant financial and legal exposure and cause a material disruption of the development programs of our product candidates.

We and our third-party CROs and other contractors and consultants rely extensively on information technology systems to conduct and manage our business. Despite the implementation of security measures, our internal computer systems and those of our current and future third-party providers are vulnerable to damage from computer viruses and unauthorized access. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. If such an event were to occur, it could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and result in a material disruption of our development programs and our business operations, such as the loss of clinical trial data from completed or future clinical trials. Such loss could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data.

Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our business, financial condition, results of operations and prospects. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches.

Any breach in our or our third-party providers’ information technology systems could lead to the unauthorized access, disclosure and use of non-public information, including information from our participant registry or other participant information, which is protected by HIPAA, and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, damage to our reputation and the further development and commercialization of our product candidates could be delayed. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks and any such attacks could result in losses described above as well as disputes with physicians, participants and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs, CMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, pandemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any product candidate for which we receive marketing authorization. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or participants;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize any product candidate; and

•	a decline in our share price.

Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Although we have clinical trial insurance, our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. In the future, we may be unable to maintain this insurance coverage, or we may not be able to obtain additional or replacement coverage at a reasonable cost, if at all. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the impact of the COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Risks Related to Our International Operations

A variety of risks associated with operating our business internationally could materially adversely affect our business.

We plan to seek marketing authorization for our product candidates outside of the United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

•	differing regulatory requirements in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	potential liability under the FCPA Office of Foreign Assets Control Anti-Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws, including the UK Bribery Act 2010, or Bribery Act;

•	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our planned international operations may materially adversely affect our ability to attain or maintain profitable operations.

Our business is subject to economic, political, regulatory and other risks associated with international operations.

Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including the following:

•	economic weakness, including inflation, political instability in particular in foreign economies and markets, and the potentially severe continued United States and global economic impact caused by the COVID-19 pandemic;
•	differing regulatory requirements for drug approvals;
•	differing jurisdictions potentially presenting different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;
•	potentially reduced protection for intellectual property rights;
•	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;
•	changes in regulations and customs, tariffs and trade barriers;
•	changes in currency exchange rates of the euro, U.S. dollar, pound sterling and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by governments;
•	differing reimbursement regimes and price controls in certain international markets;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States and EU;
•	difficulties associated with staffing and managing international operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war, terrorism, pandemics, or natural disasters including earthquakes, typhoons, floods and fires.

Claims of U.S. civil liabilities may not be enforceable against us.

We are incorporated under English law and have our registered office in England. Most of the members of our senior management and certain members of our board of directors are non-residents of the United States, and all or a substantial portion of our assets and the assets of such persons are held outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the U.S. federal securities laws.

The United States and the UK do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the UK. In addition, uncertainty exists as to whether the courts of England and Wales would entertain original actions brought in the UK against us or our directors or senior management predicated upon securities laws of the U.S. or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of England and Wales as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decision. If the courts of England and Wales give a judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the courts of England and Wales discretion to prescribe the manner of enforcement.

As a result, U.S. investors may not be able to enforce against us or certain of our senior management, board of directors or certain experts named herein who are residents of the UK or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

Fluctuations in the exchange rate between the U.S. dollar and the pound sterling may increase the risk of holding our ADSs and may materially affect our results of operations and financial condition.

Our ADSs trade on Nasdaq in U.S. dollars. Due to the international scope of our operations, our assets, earnings and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the pound sterling and the euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the pound sterling (except that the functional currency of our U.S. subsidiaries is the U.S. dollar) and the majority of our operating expenses are paid in pound sterling. We also regularly acquire services, consumables and materials in U.S. dollars, pound sterling, AUS dollars and the euro. Further potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates between the pound sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 3 in the notes to our annual financial statements appearing elsewhere in this quarterly report for a description of foreign exchange risks.

The possible abandonment of the euro by one or more members of the European Union, or the EU, could materially affect our business in the future. Despite measures taken by the EU to provide funding to certain EU member states in financial difficulties and by a number of European countries to stabilize their economies and reduce their debt burdens, it is possible that the euro could be abandoned in the future as a currency by countries that have adopted its use. This could lead to the re-introduction of individual currencies in one or more EU member states, or in more extreme circumstances, the dissolution of the EU. The effects on our business of a potential dissolution of the EU, the exit of one or more EU member states from the EU or the abandonment of the euro as a currency, are impossible to predict with certainty, and any such events could have a material adverse effect on our business, financial condition and results of operations.

In addition, as a result of fluctuations in the exchange rate between the U.S. dollar and the pound sterling, the U.S. dollar equivalent of the proceeds that a holder of ADSs would receive upon the sale in the UK of any ordinary shares withdrawn from the depositary and the U.S. dollar equivalent of any cash dividends paid in euros on our ordinary shares represented by ADSs could also decline.

Risks Related to Ownership of Our ADSs

An active trading market for our ADSs may not be sustained.

Prior to our IPO in May 2021, there had been no public trading market for our ADSs. Although our ADSs are listed on The Nasdaq Global Market, an active trading market for our shares may not be sustained. If an active market for our ADSs is not sustained, it may be difficult for holders of our ADSs to sell ADSs without depressing the market price for the shares, or at all. Further, an inactive market may also impair our ability to raise capital by selling our ADSs and may impair our ability to enter into strategic partnerships or acquire companies or products by using our ADSs as consideration.

Our principal shareholders and management own a significant percentage of our stock and exert significant influence over matters subject to shareholder approval.

As of May 4, 2021, the date of closing of our initial public offering, our executive officers, directors, and 5% shareholders beneficially owned approximately 68.9% of our voting stock. Therefore, these shareholders have the ability to influence us through this ownership position. These shareholders are in a position to determine all matters requiring shareholder approval. For example, these shareholders are in a position to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that holders of our ADSs may feel are in their best interest as shareholders.

The price of our ADSs is volatile, and holders of our ADSs could lose all or part of their investment.

The trading price of our ADSs is highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, these factors include:

•	the results of our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs and those of third parties, such as those of AstraZeneca’s with respect to AZD1222;

•	the commencement, enrollment, or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•	adverse results or delays in preclinical studies and clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;

•	any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive marketing authorization for our product candidates;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers or our manufacturing plans;

•	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;

•	our inability to establish collaborations if needed;

•	our failure to commercialize our product candidates;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to effectively manage our growth;

•	the size and growth of our initial cancer target markets;

•	our ability to successfully treat additional types of cancers or at different stages;

•	actual or anticipated variations in quarterly operating results;

•	our cash position;

•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets;

•	sales of our ADSs by us or our shareholders in the future;

•	trading volume of our ADSs;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including intellectual property or shareholder litigation;

•	general political and economic conditions; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our ADSs, regardless of our actual operating performance.

Holders of our ADSs are not treated as holders of our ordinary shares.

Holders of ADSs are not treated as holders of our ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying our ADSs. Holders of ADSs therefore do not have any rights as holders of our ordinary shares, other than the rights that they have pursuant to the deposit agreement.

Holders of our ADSs will not have the same voting rights as the holders of our ordinary shares, and may not receive voting materials or any other documents that would need to be provided to our shareholders pursuant to English corporate law, including the UK Companies Act 2006, or Companies Act 2006, in time to be able to exercise their right to vote.

Except as described elsewhere in this quarterly report and the deposit agreement, holders of the ADSs will not be able to exercise voting rights attaching to the ordinary shares represented by the ADSs. The deposit agreement provides that, upon receipt of notice of any meeting of holders of our ordinary shares, the depositary will fix a record date for the determination of ADS holders who shall be entitled to give instructions for the exercise of voting rights. Upon our request, the depositary shall distribute to the holders as of the record date (i) the notice of the meeting or solicitation of consent or proxy sent by us and (ii) a statement as to the manner in which instructions may be given by the holders. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs.

Otherwise, ADS holders will not be able to exercise their right to vote, unless they withdraw the ordinary shares underlying the ADSs they hold to vote them in person or by proxy in accordance with applicable laws and regulations and our Articles. However, ADS holders may not know about the meeting far enough in advance to withdraw those ordinary shares. A shareholder is only entitled to participate in, and vote at, the meeting of shareholders, provided that it holds our ordinary shares as of the record date set for such meeting and otherwise complies with our Articles. In addition, the depositary’s liability to ADS holders for failing to execute voting instructions or for the manner of executing voting instructions is limited by the deposit agreement. As a result, ADS holders may not be able to exercise their right to vote, and there may be nothing they can do if the ordinary shares underlying their ADSs are not voted as they requested or if their shares cannot be voted.

Holders of ADSs may be subject to limitations on the transfer of their ADSs and the withdrawal of the underlying ordinary shares.

ADSs are transferable on the books of the depositary. However, the depositary may close its books at any time or from time to time when it deems expedient in connection with the performance of its duties. The depositary may refuse to deliver, transfer or register transfers of ADSs generally when our books or the books of the depositary are closed, or at any time if we or the depositary think it is advisable to do so because of any requirement of law, government or governmental body, or under any provision of the deposit agreement, or for any other reason, subject to the right of ADS holders to cancel their ADSs and withdraw the underlying ordinary shares. Temporary delays in the cancellation of ADSs and withdrawal of the underlying ordinary shares may arise because the depositary has closed its transfer books or we have closed our transfer books, the transfer of ordinary shares is blocked to permit voting at a shareholders meeting or we are paying a dividend on our ordinary shares. In addition, ADS holders may not be able to cancel their ADSs and withdraw the underlying ordinary shares when they owe money for fees, taxes and similar charges and when it is necessary to prohibit withdrawals in order to comply with any laws or governmental regulations that apply to ADSs or to the withdrawal of ordinary shares or other deposited securities.

ADS holders may not be entitled to a jury trial with respect to claims arising under the deposit agreement, which could result in less favorable outcomes to the plaintiff(s) in any such action.

The deposit agreement governing our ADSs representing our ordinary shares provides that, to the fullest extent permitted by law, holders and beneficial owners of ADSs irrevocably waive the right to a jury trial of any claim they may have against us or the depositary arising out of or relating to our ADSs or the deposit agreement.

If this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the deposit agreement with a jury trial. If we or the depositary opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the federal securities laws has not been finally adjudicated by the United States Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of New York, which govern the deposit agreement, by a federal or state court in the City of New York, which has non-exclusive jurisdiction over matters arising under the deposit agreement. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether a party knowingly, intelligently and voluntarily waived the right to a jury trial. We believe that this is the case with respect to the deposit agreement and our ADSs. It is advisable that you consult legal counsel regarding the jury waiver provision before entering into the deposit agreement.

If you or any other holders or beneficial owners of ADSs bring a claim against us or the depositary in connection with matters arising under the deposit agreement or our ADSs, including claims under federal securities laws, you or such other holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us and/or the depositary. If a lawsuit is brought against us and/or the depositary under the deposit agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action, depending on, among other things, the nature of the claims, the judge or justice hearing such claims, and the venue of the hearing.

No condition, stipulation or provision of the deposit agreement or ADSs serves as a waiver by any holder or beneficial owner of ADSs or by us or the depositary of compliance with U.S. federal securities laws and the rules and regulations promulgated thereunder.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our ADSs depends in part on the research and reports that securities or industry analysts publish about us or our business. Although we have obtained research coverage from certain analysts, there can be no assurance that analysts will continue to cover us, or provide favorable coverage. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our ADSs less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we became a public company, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date we became a public company, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our ADSs that are held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same timing of adoption of new or revised accounting standards as other public companies that are not emerging growth companies.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which may allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this quarterly report and our periodic reports and proxy statements. We cannot predict if investors will find our ADSs less attractive because we may rely on these exemptions. If some investors find our ADSs less attractive as a result, there may be a less active trading market for our ADSs and our stock price may be more volatile.

We will incur increased costs as a result of operating as an English public company listed in the U.S., and our board of directors will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As an English public company listed in the U.S., and particularly after we no longer qualify as an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on foreign reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our board of directors, management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, for the year ended December 31, 2022 we will be required to furnish a report by our board of directors on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal controls over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe, that our internal controls over financial reporting are effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We are relying on the one-year phase-in period for Compensation Committee independence under the Nasdaq and SEC rules.

Under the Nasdaq listing standards, we are required to have a majority independent board and a fully independent Compensation Committee, subject to limited exceptions and phase-in periods. Upon the closing of our initial public offering, two out of the three members on our Compensation Committee were independent. We intend to appoint one additional independent director to our Compensation Committee to replace the non-independent director on that committee within one year following our initial public offering pursuant to the applicable Nasdaq and SEC phase-in provisions for initial public offerings. During this phase-in period, our shareholders will not have the same protections afforded to shareholders of companies of which the majority of directors on the compensation committee of such companies are fully independent. If, within the phase-in period, we are not able to appoint an independent director to the Compensation Committee, or otherwise comply with the Nasdaq listing requirements, we may be subject to enforcement actions by Nasdaq.

General Risk Factors

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into license or collaboration agreements with other companies that include development funding and significant upfront and milestone payments and/or royalties, which may become an important source of our revenue. Accordingly, our revenue may depend on development funding and the achievement of development and clinical milestones under current and any potential future license and collaboration agreements and, if approved, sales of our product candidates. These upfront and milestone payments may vary significantly from period to period and any variance could cause a significant fluctuation in our operating results from one period to the next.

Further, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•	the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;

•	the timing and outcomes of clinical trials for our current and any other future product candidates;

•	the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;

•	our ability to adequately support our future growth;

•	potential unforeseen business disruptions that increase our costs or expenses;

•	future accounting pronouncements or changes in our accounting policies; and

•	the changing and volatile global economic environment.

The cumulative effect of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our ADSs could decline substantially. The price of our ADSs could decline even when we have met any previously publicly stated revenue and/or earnings guidance we may provide.

Holders of our ADSs may not receive distributions on our ordinary shares represented by the ADSs or any value for them if it is illegal or impractical to make them available to holders of ADSs.

The depositary for the ADSs has agreed to pay to holders of our ADSs the cash dividends or other distributions it or the custodian receives on our ordinary shares or other deposited securities after deducting its fees and expenses. Shareholders will receive these distributions in proportion to the number of our ordinary shares our ADSs represent. However, in accordance with the limitations set forth in the deposit agreement, it may be unlawful or impractical to make a distribution available to holders of ADSs. We have no obligation to take any other action to permit distribution on the ADSs, ordinary shares, rights or anything else to holders of the ADSs. This means that holders of our ADSs may not receive the distributions we make on our ordinary shares or any value from them if it is unlawful or impractical to make them available to holders of our ADSs. These restrictions may have an adverse effect on the value of our ADSs.

We do not intend to pay dividends on our ADSs, so any returns will be limited to the value of our ordinary shares.

Under current English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non-consolidated basis) before dividends can be declared and paid. Therefore, we must have distributable profits before declaring and paying a dividend. In addition, as a public limited company incorporated in England & Wales, we will only be able to make a distribution if the amount of our net assets is not less than the aggregate of our called-up share capital and undistributable reserves and if, and to the extent that, the distribution does not reduce the amount of those assets to less than that aggregate.

We have not paid dividends in the past on our ordinary shares. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, we may enter into agreements that prohibit us from paying cash dividends without prior written consent from our contracting parties, or which other terms prohibiting or limiting the amount of dividends that may be declared or paid on our ADSs. Any return to shareholders and holders of our ADSs will therefore be limited to the appreciation of their stock, which may never occur.

As an English public limited company, certain capital structure decisions require shareholder approval, which limits our flexibility to manage our capital structure.

English law provides that a board of directors may only allot shares (or grant rights to subscribe for or to convert any security into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and being valid for a maximum period of five years, each as specified in our articles of association, or Articles, or relevant ordinary resolution passed by shareholders at a general meeting. Such authority from our shareholders to allot additional shares for a period of five years from April 21, 2021 was included in the ordinary resolution passed by our shareholders on April 21, 2021, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).

English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the Articles, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the Articles, if the disapplication is contained in the Articles, but not longer than the duration of the authority to allot shares to which this disapplication relates or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). Such authority from our shareholders to disapply preemptive rights for a period of five years was included in the special resolution passed by our shareholders on April 21, 2021, which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).

English law also generally prohibits a public company from repurchasing its own shares without the prior approval of shareholders by ordinary resolution, being a resolution passed by a simple majority of votes cast, and other formalities. Such approval may be for a maximum period of up to five years.

Shareholder protections found in provisions under the UK City Code on Takeovers and Mergers, or the Takeover Code, will not apply if our place of central management and control is considered to be outside of the UK (or the Channel Islands or the Isle of Man).

We believe that our place of central management and control is not in the United Kingdom (or the Channel Islands or the Isle of Man) for the purposes of the jurisdictional criteria of the Takeover Code. Accordingly, we believe that we are not currently subject to the Takeover Code and, as a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids.

In the event that this changes, or if the interpretation and application of the Takeover Code by the Panel on Takeovers and Mergers, or Takeover Panel, changes (including changes to the way in which the Takeover Panel assesses the application of the Takeover Code to English companies whose shares are listed outside of the United Kingdom), the Takeover Code may apply to us in the future.

The Takeover Code provides a framework within which takeovers of companies which are subject to the Takeover Code are regulated and conducted. The following is a brief summary of some of the most important rules of the Takeover Code:

•	in connection with a potential offer, if following an approach by or on behalf of a potential bidder, the company is “the subject of rumor or speculation” or there is an “untoward movement” in the company’s share price, there is a requirement for the potential bidder to make a public announcement about a potential offer for the company, or for the company to make a public announcement about its review of a potential offer;

•	when any person acquires, whether by a series of transactions over a period of time or not, an interest in shares which (taken together with shares already held by that person and an interest in shares held or acquired by persons acting in concert with him or her) carry 30% or more of the voting rights of a company that is subject to the Takeover Code, that person is generally required to make a mandatory offer to all the holders of any class of equity share capital or other class of transferable securities carrying voting rights in that company to acquire the balance of their interests in the company;

•	when any person who, together with persons acting in concert with him or her, is interested in shares representing not less than 30% but does not hold more than 50% of the voting rights of a company that is subject to the Takeover Code, and such person, or any person acting in concert with him or her, acquires an additional interest in shares which increases the percentage of shares carrying voting rights in which he or she is interested, then such person is generally required to make a mandatory offer to all the holders of any class of equity share capital or other class of transferable securities carrying voting rights of that company to acquire the balance of their interests in the company;

•	a mandatory offer triggered in the circumstances described in the two paragraphs above must be in cash (or be accompanied by a cash alternative) and at not less than the highest price paid within the preceding 12 months to acquire any interest in shares in the company by the person required to make the offer or any person acting in concert with him or her;

•	in relation to a voluntary offer (i.e., any offer which is not a mandatory offer), when interests in shares representing 10% or more of the voting rights of a class have been acquired for cash by an offeror (i.e., a bidder) and any person acting in concert with it in the offer period and the previous 12 months, the offer must be in cash or include a cash alternative for all shareholders of that class at not less than the highest price paid for any interest in shares of that class by the offeror and by any person acting in concert with it in that period. Further, if an offeror acquires for cash any interest in shares during the offer period, a cash alternative must be made available at not less than the highest price paid for any interest in the shares of that class;

•	if, after making an offer for a company, the offeror or any person acting in concert with them acquires an interest in shares in an offeree company (i.e., a target) at a price higher than the value of the offer, the offer must be increased to not less than the highest price paid for the interest in shares so acquired;

•	an offeree company must appoint a competent independent adviser whose advice on the financial terms of the offer must be made known to all the shareholders, together with the opinion of the board of directors of the offeree company;

•	special or favorable deals for selected shareholders are not permitted, except in certain circumstances where independent shareholder approval is given and the arrangements are regarded as fair and reasonable in the opinion of the financial adviser to the offeree;

•	all shareholders must be given the same information;

•	each document published in connection with an offer by or on behalf of the offeror or offeree must state that the directors of the offeror or the offeree, as the case may be, accept responsibility for the information contained therein;

•	profit forecasts, quantified financial benefits statements and asset valuations must be made to specified standards and must be reported on by professional advisers;

•	misleading, inaccurate or unsubstantiated statements made in documents or to the media must be publicly corrected immediately;

•	actions during the course of an offer by the offeree company, which might frustrate the offer are generally prohibited unless shareholders approve these plans. Frustrating actions would include, for example, lengthening the notice period for directors under their service contract or agreeing to sell off material parts of the target group;

•	stringent and detailed requirements are laid down for the disclosure of dealings in relevant securities during an offer, including the prompt disclosure of positions and dealing in relevant securities by the parties to an offer and any person who is interested (directly or indirectly) in 1% or more of any class of relevant securities; and

•	employees of both the offeror and the offeree company and the trustees of the offeree company’s pension scheme must be informed about an offer. In addition, the offeree company’s employee representatives and pension scheme trustees have the right to have a separate opinion on the effects of the offer on employment appended to the offeree board of directors’ circular or published on a website.

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation.

We are incorporated under the laws of England and Wales. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by the laws of England and Wales, including the provisions of the Companies Act 2006, and by our Articles. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.

The principal differences include the following:

•	under English law and our Articles, each shareholder present at a meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings;

•	under English law, it is only on a poll that the number of shares determines the number of votes a holder may cast. You should be aware, however, that the voting rights of ADSs are also governed by the provisions of a deposit agreement with our depositary bank;

•	under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise;

•	under English law and our Articles, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll of shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the Articles. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve other significant transactions;

•	in the UK, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, for so long as we are subject to the Takeover Code, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares (including those represented by ADSs) will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares (including those represented by ADSs) voting at the meeting for approval;

•	under English law and our Articles, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on certain transfers of the shares, withholding of dividends and loss of voting rights. Comparable provisions generally do not exist under U.S. law; and

•	the quorum requirement for a shareholders’ meeting is one or more qualifying persons present at a meeting and between them holding (or being the proxy or corporate representative of the holders of) at least thirty-three and one-third percent (33 1/3%) in number of the issued shares (excluding any shares held as treasury shares) entitled to attend and vote on the business to be transacted. Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. The minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting.

Our Articles provide that the courts of England and Wales are the exclusive forum for the resolution of all shareholder complaints other than complaints asserting a cause of action arising under the Securities Act or the Exchange Act, and that the United States District Court for the Southern District of New York will be the exclusive forum for the resolution of any shareholder complaint asserting a cause of action arising under the Securities Act or the Exchange Act.

Our Articles provide that, unless we consent by ordinary resolution to the selection of an alternative forum, the courts of England and Wales shall, to the fullest extent permitted by law, be the exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us; (c) any action or proceeding asserting a claim arising out of any provision of the Companies Act 2006 or our Articles (as may be amended from time to time); or (d) any action or proceeding asserting a claim or otherwise related to our affairs, or the England and Wales Forum Provision. The England and Wales Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our Articles further provide that unless we consent by ordinary resolution to the selection of an alternative forum, the United States District Court for the Southern District of New York shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act, or the U.S. Federal Forum Provision. In addition, our Articles provide that any person or entity purchasing or otherwise acquiring any interest in our shares is deemed to have notice of and consented to the England and Wales Forum Provision and the U.S. Federal Forum Provision; provided, however, that our shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The England and Wales Forum Provision and the U.S. Federal Forum Provision in our Articles may impose additional litigation costs on our shareholders in pursuing any such claims. Additionally, the forum selection clauses in our Articles may limit the ability of our shareholders to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts, including the courts of England and Wales and other courts within the U.S., will enforce our U.S. Federal Forum Provision. If the U.S. Federal Forum Provision is found to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our results of operations and financial condition. The U.S. Federal Forum Provision may also impose additional litigation costs on our shareholders who assert that the provision is not enforceable or invalid. The courts of England and Wales and the United States District Court for the Southern District of New York may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.

Changes in U.S. tax law could adversely affect our financial condition and results of operations.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our ordinary shares or ADSs. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in our ordinary shares or ADSs.

If we were classified as a passive foreign investment company, it would result in adverse U.S. federal income tax consequences to U.S. Holders.

Under the Internal Revenue Code, or Code, we will be a passive foreign investment company, or PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. Holder holds our ordinary shares or ADSs, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of ordinary shares or ADSs and is: (i) an individual who is a citizen or individual resident of the United States; (ii) a corporation, or other entity taxable as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States, any state therein or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election to be treated as a U.S. person under applicable U.S. Treasury Regulations.

Based on the current and expected composition of our income and the value of our assets, we believe we were not a PFIC for 2020, and we do not expect to be a PFIC for our current taxable year. However, no assurances regarding our PFIC status can be provided for the current taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. In addition, our belief that we do not expect to be a PFIC for the current taxable year is based in part upon proposed Treasury Regulations and there is a risk that those proposed Treasury Regulations may be modified or withdrawn, which could result in our being classified as a PFIC for the current taxable year. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.

Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC.

If we are a controlled foreign corporation, there could be adverse U.S. federal income tax consequences to certain U.S. Holders.

Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation,” or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income,” “global intangible low-taxed income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. In addition, if a non-U.S. corporation owns at least one U.S. subsidiary, under current law, any current non-U.S. subsidiaries and any future newly formed or acquired non-U.S. subsidiaries of the non-U.S. corporation will be treated as CFCs, regardless of whether the non-U.S. corporation is treated as a CFC. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own 10% or more of the value or total combined voting power of all classes of stock entitled to vote of such corporation.

We do not believe that we were a CFC in 2019, and we do not expect to be a CFC in 2020. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code. U.S. Holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We are continuing to refine our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our ADSs.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We have begun recruiting additional finance and accounting personnel with certain skill sets that we will need as a public company. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, depending on whether we choose to rely on certain exemptions set forth in the JOBS Act.

Implementing any appropriate changes to our internal controls, including compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to continue to discover and develop novel immunotherapeutics and vaccines for the treatment and prevention of infectious diseases and cancer.

We identified material weaknesses in connection with our internal control over financial reporting. Although we are taking steps to remediate these material weaknesses, we may not be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.

In connection with the reviews and audits of our consolidated financial statements for each of the years ended December 31, 2019 and 2020, and the periods ended March 31, 2020 and 2021, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses related to: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or U.S. GAAP, commensurate with our financial reporting requirements; (ii) our IT general control environment has not been sufficiently designed to include appropriate user access rights and (iii) policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, a number of adjustments to our consolidated financial statements for each of the years ended December 31, 2019 and 2020 were identified and made during the course of the audit process. In addition, our condensed consolidated financial statements for the three months ended March 31, 2021 include the correction of an error related to the year ended December 31, 2019.

We are currently not required to comply with Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by our management or independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses. In an effort to remediate the material weaknesses, we have hired a Chief Financial Officer with public company experience and we plan to increase the number of our finance and accounting personnel. On May 28, 2021, we extended an offer, which was subsequently accepted, to a candidate to join the Company as Head of Financial Reporting, and earlier that same month, we started an implementation of a new ERP system.

Assessing our procedures to improve our internal control over financial reporting is an ongoing process. We can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future. Any material weaknesses we identify could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

We could be subject to securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our business and results of operations may be negatively impacted by the UK’s withdrawal from the EU.

On June 23, 2016, the UK held a referendum in which a majority of voters approved an exit from the EU, or Brexit. After nearly three years of negotiation and political and economic uncertainty, the UK’s withdrawal from the EU became effective on January 31, 2020. There was a transitional period, during which EU laws continued to apply in the UK, which ended on December 31, 2020. The UK and EU have signed a EU-UK Trade and Cooperation Agreement, which provides details on how some aspects of the UK and EU’s relationship regarding medicinal products will operate, particularly in relation to Good Manufacturing Practice; however, there are still many uncertainties.

Brexit may affect our results of operations in a number of ways, including increasing currency exchange risk, generating instability in the global financial markets or negatively impacting the economies of the UK and Europe. In addition, as we are headquartered in the UK, it is possible that Brexit may impact some or all of our current operations. For example, Brexit will impact our ability to freely move employees from our headquarters in the UK to other locations in Europe. Furthermore, if other EU member states pursue withdrawal, barrier-free access among the EU overall could be diminished or eliminated.

The long-term effects of Brexit will depend in part on how the EU-UK Trade and Cooperation Agreement, and any future agreements signed by the UK and the EU, play out in practice. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK In addition to the foregoing, our UK operations support our current and future operations and clinical activities in the EU and EEA and these operations and clinical activities could be disrupted by Brexit.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations as a result of Brexit. The UK will lose the benefits of global trade agreements negotiated by the EU on behalf of its member states, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Since the regulatory framework in the UK covering quality, safety and efficacy of therapeutic substances, clinical trials, marketing authorization, commercial sales and distribution of therapeutic substances is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime with respect to the approval of our current or future product candidates in the UK, now that the UK legislation has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and therapies in the UK in the long term. Any delay in obtaining, or an inability to obtain, any marketing authorizations, as a result of Brexit or otherwise, would delay or prevent us from commercializing our current or future product candidates in the UK and/or the EU and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek marketing authorization in the UK and/or EU for our current or future product candidates, which could significantly and materially harm our business. Even prior to any change to the UK’s relationship with the EU, the announcement of Brexit had created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our current or future product candidates, if approved, which could adversely affect our business, financial condition, results of operations and could adversely affect the market price of our ADSs.

We expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replicate or replace, including those related to data privacy and the regulation of medicinal products, as described above. Any of these effects of Brexit, and others we cannot anticipate, could negatively impact our business and results of operations.

Legal, political and economic uncertainty surrounding the United Kingdom’s withdrawal from the European Union may be a source of instability in international markets, create significant currency fluctuations and risks of additional taxation, adversely affect our operations in the United Kingdom and pose additional risks to our business, revenue, financial condition, and results of operations.

Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. For example, Great Britain will no longer be covered by the centralized procedures for obtaining EEA-wide marketing and manufacturing authorizations from the EMA (centralized marketing authorizations will continue to be valid in Northern lreland under the Northern Ireland Protocol) and a separate process for authorization of drug products will be required in Great Britain resulting in an authorization covering the United Kingdom or Great Britain only. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA (the UK medicines and medical devices regulator) may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a Great Britain marketing authorization. A separate application will, however, still be required. The MHRA has published a series of guidance notes on how the process for authorization of medicines will now work, however exactly what implications this will have in practice remain unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom or the European Union and limit our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek marketing authorization in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.

The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union following Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains express or implied forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this quarterly report are based upon information available to our management as of the date of this quarterly report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this quarterly report include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;
•	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological License Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency, United Kingdom Medicines and Healthcare products Regulatory Agency or other foreign regulatory authority approval of our current and future product candidates;
•	our ability to develop and advance our current and future product candidates and programs into, and successfully complete, clinical trials;
•	our ability to establish future or maintain current collaborations or strategic relationships or obtain additional funding;
•	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
•	the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates;
•	our and our collaborators’ ability to obtain, maintain, defend and enforce our intellectual property protection for our product candidates, and the scope of such protection;

•	our manufacturing, commercialization and marketing capabilities and strategy;
•	future agreements with third parties in connection with the commercialization of our product candidates and any other approved products;
•	regulatory developments in the United States and foreign countries;
•	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	the accuracy of our estimates of our annual total addressable markets, future revenue, expenses, capital requirements and needs for additional financing;
•	our expectations about market trends;
•	our ability to overcome the challenges posed by the COVID-19 pandemic to the conduct of our business; and
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

You should refer to the section titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should read this quarterly report and the documents that we reference in this quarterly report with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements in this quarterly report by these cautionary statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2021 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

During the period between January 1, 2021 and March 31, 2021, we issued to certain of our employees and advisors, options to purchase an aggregate of 364,620 ordinary shares at an average exercise price of $0.00003 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.

Use of Proceeds from Initial Public Offering

On May 4, 2021, we completed our initial public offering (“IPO”) of 6,500,000 ADSs at a price of $17.00 per ADS for an aggregate offering price of approximately $110.5 million. Morgan Stanley & Co., Jefferies LLC, Barclays Capital Inc., William Blair & Company, L.L.C. and H.C. Wainwright & Co., LLC served as the underwriters of the IPO. The offer and sale of all of the ADSs in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-255158), which became effective on April 29, 2021.

We received aggregate net proceeds from the offering of approximately $99.9 million, after deducting underwriting discounts and commissions, as well as other offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3.    Defaults Upon Senior Securities.

Not Applicable

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2551258) filed on April 9, 2021).
4.1	Form of American Depositary Receipt (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-2551258) filed on April 26, 2021).
10.2#	2021 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-2551258) filed on April 26, 2021).
10.3#	2021 Share Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-2551258) filed on April 26, 2021).
10.4#	Employment Agreement between the Registrant and William Enright, dated May 4, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2551258) filed on April 9, 2021).
10.5#	Employment Agreement between the Registrant and Georgy Egorov, dated May 4, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-2551258) filed on April 26, 2021).
10.6#	Employment Agreement between the Registrant and Thomas G. Evans, MD, dated May 4, 2021 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2551258) filed on April 9, 2021).
10.7#	Employment Agreement between the Registrant and Margaret Marshall, MD, dated May 4, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-2551258) filed on April 9, 2021).
10.8#	Employment Agreement between the Registrant and Chris Ellis, dated May 4, 2021 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-2551258) filed on April 26, 2021).
10.9#	Employment Agreement between the Registrant and Graham Griffiths, dated May 4, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-2551258) filed on April 26, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#       Indicates a management contract or any compensatory plan, contract or arrangement.

*       Filed herewith.

**     This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VACCITECH PLC

Date: June 14, 2021	By:	/s/ William Enright
William Enright
Chief Executive Officer (Principal Executive Officer)
Date: June 14, 2021	By:	/s/ Georgy Egorov
Georgy Egorov
Chief Financial Officer (Principal Financial
and Accounting Officer)