Form 10-Q
period 2021-06-30
Vaccitech plc
filed 2021-08-12
CIK 1828185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No  ☒

As of August 12, 2021, the registrant had 34,328,231 ordinary shares, nominal value £0.000025 per share, outstanding.

We own various trademark registrations and applications, and unregistered trademarks, including our name and our corporate logo. We have an exclusive license to use and display the Vaccitech registered trademark in order to commercialize Vaccitech in the United Kingdom. All other trade names, trademarks and service marks of other companies appearing in this prospectus are the property of their respective holders. Solely for convenience, the trademarks and trade names in this prospectus may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

From time to time, we may use our website, our Facebook page at Facebook.com/Vaccitech, our Twitter account at @Vaccitechplc and our LinkedIn account at linkedin.com/company/Vaccitech-plc/ to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.vaccitech.co.uk. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Facebook page, our Twitter posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Quarterly Report.

i

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

VACCITECH PLC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,		December 31,
	2021		2020
ASSETS
Current assets:
Cash and cash equivalents	$243,619		$43,266
Accounts receivable	37		518
Research and development incentives receivable	4,558		2,708
Prepaid expenses and other current assets	8,514		1,409
Total current assets	256,728		47,901
Property and equipment, net	1,038		629
Right of use assets, net	2,040		2,136
Deferred tax assets	32		—
Total assets	$259,838		$50,666

LIABILITIES, REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,683		$4,667
Accrued expenses and other current liabilities	3,441		2,537
Deferred revenue	217		245
Current portion of lease liability	202		192
Total current liabilities	8,543		7,641
Convertible loan notes – non current	—		44,700
Lease liability – non current	1,384		1,472
Total liabilities	$9,927		$53,813
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred shares (Series A shares); £0.10 nominal value; no shares issued and outstanding; (December 31, 2020: issued and outstanding: 22,065)	$—		$33,765
Series B redeemable convertible preferred shares (Series B shares); £0.10 nominal value; no shares issued and outstanding; (December 31, 2020: issued and outstanding: no shares issued or outstanding)	$—		$—
Shareholders’ equity/(deficit):
Ordinary shares, £0.000025 nominal value; 34,328,231 shares authorized, issued and outstanding (December 31, 2020: authorized, issued and outstanding: 7,960,458)	1		0	[1]
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2020:no shares issued or outstanding)	86		—
Deferred B shares, £1 nominal value; 570,987 shares authorized, issued and outstanding (December 31, 2020: no shares issued or outstanding)	8		—
Deferred C shares, £0,000007 nominal value, 27,828,231 shares authorized, issued and outstanding (December 31, 2020: authorized, issued and outstanding: 7,960,458)	0	[1]	0	[1]
Additional paid-in capital	340,793		21,660
Accumulated deficit	(88,915)		(57,720)
Accumulated other comprehensive loss – foreign currency translation adjustments	(2,580)		(1,243)
Noncontrolling interest	518		391
Total shareholders’ equity/(deficit)	$249,911		$(36,912)
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$259,838		$50,666

1 indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
License revenue	$16	$39	32	42
Service revenue	—	97	21	316
Research grants and contracts	19	375	197	858
Total revenue	35	511	250	1,216
Operating expenses
Research and development	4,509	3,877	9,119	8,119
General and administrative	12,371	970	14,148	2,082
Total operating expenses	16,880	4,847	23,267	10,201
Loss from operations	(16,845)	(4,336)	(23,017)	(8,985)
Other income (expense):
Change in fair value of derivatives	—	—	5,994	—
Unrealized exchange gain on convertible loan notes	—	—	209	—
Loss on extinguishment of convertible loan notes	—	—	(13,789)	—
Interest income	—	—	2	—
Interest expense	—	—	(2,650)	—
Research and development incentives	875	679	1,830	1,377
Other	(3)	—	(3)	—
Total other (expense) income	872	679	(8,407)	1,377
Tax (expense)/benefit	(12)	—	53	—
Net loss	(15,985)	(3,657)	(31,371)	(7,608)
Net loss attributable to noncontrolling interest	58	69	176	199
Net loss attributable to Vaccitech Plc. shareholders	(15,927)	(3,588)	(31,195)	(7,409)

Weighted-average ordinary shares outstanding, basic and diluted	24,897,665	7,904,838	16,523,961	7,860,760
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.64)	$(0.45)	(1.89)	(0.94)

Net loss	$(15,985)	$(3,657)	(31,371)	(7,608)
Other comprehensive income/(loss) – foreign currency translation adjustments	86	(144)	(1,330)	(827)
Comprehensive loss	(15,899)	(3,801)	(32,701)	(8,435)
Comprehensive loss attributable to noncontrolling interest	55	70	169	218
Comprehensive loss attributable to Vaccitech Plc. shareholders	$(15,844)	$(3,731)	(32,532)	(8,217)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Six months ended June 30, 2021
	Series A		Series B
	Redeemable		Redeemable														Accumulated
	Convertible Preferred		Convertible												Additional		Other		Total
	Shares		Preferred Shares		Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital	Deficit	Loss	Interest	Deficit
Balance, January 1, 2021, as previously reported	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	—	$—	7,960,458	$0	[1]	$19,531	$(55,591)	$(1,243)	$391	$(36,912)
Share based compensation – restatement (see note 1)	—	—	—	—	—	—		—	—	—	—	—	—		2,129	(2,129)			$—
Balance, January 1, 2021, as restated	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	—	$—	7,960,458	$0	[1]	$21,660	$(57,720)	$(1,243)	$391	$(36,912)
Share based compensation															797				797
Issue of Series B shares, net of issuance costs			28,957	121,837															—
Series B Shares issued on conversion of convertible notes			12,421	53,721															—
Issue of Deferred A shares		(29)		(57)				63,443	86										86
Issue of ordinary shares					263,886	0	[1]					263,886	0	[1]					(0)	[1]
Foreign currency translation adjustments																	(1,420)	4	(1,416)
Net loss																(15,268)		(118)	(15,386)
Balance, March 31, 2021	22,065	$33,736	41,378	$175,501	8,224,344	$0	[1]	63,443	$86	—	$—	8,224,344	$0	[1]	$22,457	$(72,988)	$(2,663)	$277	$(52,831)
Share based compensation															8,736				8,736
Initial public offering, net of underwriting discounts					6,500,000	0	[1]								102,765				102,765
Offering Cost															(2,394)				(2,394)
Conversion of Series A shares	(22,065)	(33,736)			6,818,085	0	[1]			198,585	3	6,818,085	0	[1]	33,733				33,736
Conversion of Series B shares			(41,378)	(175,501)	12,785,802	0	[1]			372,402	5	12,785,802	0	[1]	175,496				175,501
Issue of share to non-controlling interest																		296	296
Foreign currency translation adjustments																	83	3	86
Net loss																(15,927)		(58)	(15,985)
Balance, June 30, 2021	—	$—	—	$—	34,328,231	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$340,793	$(88,915)	$(2,580)	$518	$249,911

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VACCITECH PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Six months ended June 30, 2020
	Series A		Series B
	Redeemable		Redeemable														Accumulated
	Convertible Preferred		Convertible												Additional		Other		Total
	Shares		Preferred Shares		Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital	Deficit	Loss	Interest	Deficit
Balance, January 1, 2020, as previously reported	22,065	$33,765	—	$—	7,276,332	$0	[1]	—	$—	—	$—	7,276,332	$0	[1]	$15,906	$(37,885)	$(467)	$367	$(22,079)
Share based compensation - restatement (see note 1)	—	—	—	—	—	—		—	—	—	—	—	—		2,129	(2,129)			—
Balance, January 1, 2020, as restated	22,065	$33,765	—	$—	7,276,332	$0	[1]	—	$—	—	$—	7,276,332	$0	[1]	$18,035	$(40,014)	$(467)	$367	$(22,079)
Share based compensation															856				856
Issue of ordinary shares					479,568	0	[1]					479,568	0	[1]					(0)	[1]
Exercise of stock options					148,938	0	[1]					148,938	0	[1]					(0)	[1]
Foreign currency translation adjustments																	(665)	(18)	(683)
Net loss																(3,821)		(130)	(3,951)
Balance, March 31, 2020	22,065	$33,765	—	$—	7,904,838	$0	[1]	—	$—	—	$—	7,904,838	$0	[1]	$18,891	$(43,835)	$(1,132)	$219	$(25,857)
Share based compensation															415				415
Foreign currency translation adjustments																	(143)	(1)	(144)
Net loss																(3,588)		(69)	(3,657)
Balance, June 30, 2020	22,065	$33,765	—	$—	7,904,838	$0	[1]	—	$—	—	$—	7,904,838	$0	[1]	$19,306	$(47,423)	$(1,275)	$(149)	$(29,243)

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VACCITECH PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended
	June 30, 2021		June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,371)		$(7,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	9,533		1,271
Depreciation and amortization	196		97
ROU asset and liability	22		19
Fair valuation gain on embedded derivatives	(5,994)		—
Unrealized foreign exchange gain on convertible loan notes	(209)		—
Non-cash interest expense on convertible loan notes	813		—
Deferred tax benefit	(32)		—
Loss on conversion of convertible loan notes	13,789		—
Changes in operating assets and liabilities:
Accounts receivable	492		441
Prepaid expenses and other current assets	(7,176)		138
Research and development incentives receivable	(1,843)		1,427
Accounts payable	(1,547)		(1,472)
Accrued expenses and other current liabilities	766		525
Deferred revenue	(32)		(109)
Net cash used in operating activities	$(22,593)		$(5,271)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(594)		(68)
Net cash used in investing activities	$(594)		$(68)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares and exercise of stock options	0	[1]	0	[1]
Initial public offering costs	(778)		—
Transaction costs for Series B shares	(3,402)		—
Proceeds from issue of Series B shares	125,239		—
Proceeds from issue of shares to noncontrolling interest	296		—
Proceeds from issuance of ordinary shares, net of underwriters fees	102,765		—
Net cash provided by financing activities	$224,120		$—
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(580)		(817)
Net increase (decrease) in cash and cash equivalents	200,353		(6,156)
Cash and cash equivalents, beginning of the period	43,266		11,432
Cash and cash equivalents, end of the period	$243,619		$5,276

Supplemental cash flow disclosures:
Cash paid for interest	$1,844		$—
Cash paid for income taxes	$150		$—
Non-Cash investing activities
Capital expenditures included in accounts payable	$10		$1,498
Non-Cash financing activities
Issue of ordinary shares	$0	[1]
Issue of deferred A shares	$86		$—
Issue of deferred B shares	$8
Issue of deferred C shares	$0	[1]
Issue of Series B shares	$53,721		$—

1 Indicates amounts less than thousand

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

In connection with the initial public offering of American Depositary Shares (“ADSs”), in March 2021, Vaccitech completed a corporate reorganization wherein the shareholders of Vaccitech (UK) Limited (formerly Vaccitech Limited) exchanged each of their ordinary shares, Series A Shares and Series B Shares of the Company for the same quantity of ordinary shares, series A shares (“Vaccitech plc Series A Shares”) and series B shares (“Vaccitech plc Series B Shares”) in Vaccitech plc (resulting in the shareholders of the Company holding the same percentage and class of shares in Vaccitech plc (formerly Vaccitech Rx Limited) as they had in Vaccitech (UK) Limited (formerly Vaccitech Limited). The group reorganization under common control constitutes a change in reporting entity and has been given retrospective effect reflecting the net assets of Vaccitech (UK) Limited (formerly Vaccitech Limited) and its subsidiaries and Vaccitech plc at their historical carrying amounts. As a result of the reorganization these unaudited condensed consolidated financial statements have been presented for all periods as if Vaccitech plc was the holding company of the group.

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

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020.

On May 4, 2021, the Company effected a 309-for-1 stock split of ordinary shares. Each resultant ordinary share from the stock split was redesignated as one ordinary share and one deferred C share. Accordingly, all ordinary share and per share amounts for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the stock split.

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The condensed consolidated balance sheet and statement of changes in redeemable convertible preferred shares and shareholders’ equity include the correction of an error related to the Company’s consolidated financial statements for the period ended December 31, 2019. The error related to the omission of share-based compensation expense totaling $2,129 thousand in the period ended December 31, 2019. The correction of this error has been recorded as an adjustment to previously reported additional paid-in-capital and accumulated deficit as of January 1, 2020 and consequently as of December 31, 2020. There is no impact on net loss or cash flows, and no material impact on financial position for the periods presented.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Unaudited Condensed Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2021, the Condensed Consolidated Statements of Operations and Comprehensive Loss and Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit) for the three months and six months ended June 30, 2021 and 2020 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2021, our results of operations for the three months and six ended June 30, 2021 and 2020, and our cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or any other interim periods.

2.    Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2020 except as discussed below related to newly adopted accounting pronouncements.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of costs and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

We have experienced and expect to continue to experience disruptions as a result of the COVID-19 pandemic that could severely impact the Company’s clinical and pre-clinical development timelines for the Company’s clinical and pre-clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the unaudited condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

3.    Net Loss Per Share

Because the Company has reported a net loss attributable to ordinary shareholders for the period presented, basic and diluted net loss per share attributable to ordinary shareholders are the same for the period presented. All stock options have been excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact.

The following table sets forth the computation of basic and diluted net loss per share for the three months and six months ended June 30, 2021 and 2020 (in thousands, except number of shares):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(15,985)	$(3,657)	$(31,371)	$(7,608)
Net loss attributable to noncontrolling interest	58	69	176	199
Net loss attributable to Vaccitech shareholders	$(15,927)	$(3,588)	$(31,195)	$(7,409)
Denominator:
Weighted-average ordinary shares outstanding, basic and diluted	24,897,665	7,904,838	16,523,961	7,860,760
Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.64)	$(0.45)	$(1.89)	$(0.94)

The weighted-average ordinary shares outstanding includes 514,923 shares issuable on vesting of the restricted stock units with a performance condition linked to the IPO resolution date (see note 11).

Potential ordinary shares issuable for stock options that are excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect are as follows:

	Six months ended June 30,
	2021	2020
Stock options	3,408,663	1,244,961
Series A shares	—	6,818,085

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.    Prepaid and other current assets (in thousands)

	June 30, 2021	December 31, 2020
Prepayments and accrued income	$7,506	$1,075
Value Added Tax receivable	926	305
Current tax receivable	76	—
Others	6	29
Total	$8,514	$1,409

5.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued manufacturing and clinical expenses	$1,400	$462
Accrued board of director compensation	116	4
Accrued bonus	624	750
Accrued payroll and employee benefits	492	250
Accrued professional fees	763	806
Accrued other	46	265
Total	$3,441	$2,537

6.    Ordinary Shares

On May 4, 2021, the Company closed its initial public offering (“IPO”) of 6,500,000 ADS representing 6,500,000 ordinary shares having a nominal value of £0.000025 per share, at a public offering price of $17.00 per share, for aggregate net proceeds of $102,765 thousand after deducting underwriting commissions of $7,735 thousand and incurred offering cost of $2,394 thousand.

All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of June 30, 2021:

Liquidation preference: in the event of the liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to holders of the ordinary shares shall be distributed amongst all holders of the ordinary shares in proportion to the number of shares held irrespective of the amount paid or credited as paid on any share.

Dividends: holders of the ordinary shares are entitled to dividend, as may be recommended from time to time by the Board and declared by the ordinary shareholders out of legally available funds.

Voting Rights: each holder of ordinary shares is entitled to one vote for each share on all matters to be voted on by ordinary shareholders.

Preemption rights: pursuant to section 561 of the Companies Act 2006, shareholders are granted preemptive rights when new shares are issued for cash. However, it is possible for our Articles, or shareholders at a general meeting representing at least 75% of our ordinary shares present (in person or by proxy) and eligible to vote at that general meeting, to disapply these preemptive rights. Such a disapplication of preemption rights may be for a maximum period of up to five years from the date of the shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years) to remain effective.

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 21, 2021, our shareholders approved the disapplication of preemptive rights for a period of five years from the date of approval by way of a special resolution of our shareholders. This included the disapplication of preemption rights in relation to the allotment of our ordinary shares in connection with the IPO. This disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).

7.    Series A and Series B shares

On March 15, 2021, the Company issued 28,957 Series B preferred shares (“Series B Shares”) amounting to $125,239 thousand and incurred transaction cost of $3,402 thousand.

On March 31, 2021, Vaccitech Plc subdivided each of the Series A shares and Series B shares (including the Series B shares issued on conversion of the convertible loan notes) into one share of the same class and one deferred A share with a nominal value of £1.00 per share.

On May 4, 2021 prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, all of the Series A Shares and Series B Shares were converted into 19,603,887 ordinary shares, 570,987 deferred B shares and 19,603,887 deferred C shares.

8.   Convertible loan notes

The Company recognized interest expense of $2,650 thousand and a change in fair value of $5,994 thousand in relation to the conversion and redemption features embedded in the convertible loan notes in the condensed consolidated statements of operations and comprehensive loss for the period ended June 30, 2021.

The Series B funding on March 15, 2021 constituted a qualified equity financing in accordance with the terms of the convertible loan notes. As a result, the convertible loan notes were converted on March 15, 2021 into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price.

The conversion was accounted for as an extinguishment of the convertible loan notes. As a result, the 12,421 Series B preferred shares issued on conversion was recognized at the settlement-date fair value of the Series B shares ($53,721 thousands) and a loss of $13,789 thousand for the six month period was recognized in earnings for the difference between (1) the fair value of those shares and (2) the sum of the carrying amounts of the convertible loan notes ($25,557 thousand) and the bifurcated conversion and redemption feature liability ($14,375 thousand).

9.    Deferred Shares

All deferred shares rank pari passu as a single class. The deferred shares do not have rights to dividends or to participate in profits on a return of assets on liquidation, the deferred shares confer on the holders thereof an entitlement to receive out of the assets of the Company available for distribution amongst the shareholders (subject to the rights of any new class of shares with preferred rights) the amount credited as paid up on the deferred shares held by them respectively after (but only after) payment shall have been made to the holders of the ordinary shares of the amounts paid up or credited as paid up on such shares and the sum of £1,000 thousand ($1,373 thousand) in respect of each ordinary share held by them respectively. The deferred shares shall confer on the holders thereof no further right to participate in the assets of the Company.

10.    Fair value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities. As of June 30, 2021, and December 31, 2020, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Six months ended June 30,
	2021	2020
Beginning balance	$20,109	$—
Change in fair value recognized in net loss	(5,994)	—
Settlement via conversion	(14,375)	—
Foreign exchange translation	260	—
Ending balance	$—	$—

11.   Share-Based Compensation

On April 8, 2021, the Board of the Company adopted the Vaccitech plc Share Award Plan 2021 (“the Plan”) and the Vaccitech plc Non-Employee Sub-Plan which is a sub-plan of the Plan. Under the terms of the plan, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights, restricted shares. The aggregate number of shares initially available for issuance under the Plan and the Vaccitech plc Non-Employee Sub-Plan cannot exceed 3,675,680 ordinary shares (the “Initial Limit”). Beginning calendar year 2022, the total number of ordinary shares available for issuance under the Plan shall be increased on January 1 of each year in an amount equal to the lesser of (i) 4% of the Company’s issued and outstanding ordinary shares (which 4% limit shall be measured as of January 1 of such year) and (ii) such number of ordinary shares as determined by the Board in its discretion (the “Annual Increase”). The awards generally vest based on the grantee’s continued service with the Company during a specified period following grant as determined by the Board and generally expire ten years from the grant date. Option awards generally vest over one to four years, but vesting conditions can vary at the discretion of the Company’s Board. As of June 30, 2021, 2,162,114 ordinary shares are available for future grants.

On April 30, 2021, the Company granted 1,513,566 options under the Plan to employees and directors with a grant date fair value $11.33 per option and a weighted average exercise price of $17.00 per option.

For the six months ended June 30, 2021, the Company granted 1,878,186 options with a weighted average grant date fair value of $ 10.91 per option and a weighted average exercise price of $13.70 of which 364,620 options were issued under the Enterprise Management Incentive Share Option Scheme which has been discontinued on adoption of the Plan. For the six months ended June 30, 2020, the Company granted 302,820 options to employees and directors under the Enterprise Management Incentive Share Option Scheme with a weighted average grant date fair value of $4.98 and a weighted average exercise price of $0.00036 per share.

The fair value of each stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	Six months ended June 30,
	2021	2020
Expected volatility	110.9%	110.8%
Expected term (years)	6.32	6.03
Risk-free interest rate	1.1%	1.7%
Expected dividend yield	—%	—%

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 22, 2021, the exercise price of 267,903 options was changed from $0.0004 (£0.0003) to $4.84 (£3.49) in order to enable employees to benefit from tax advantages under the Enterprise Management Incentive Scheme. This modification did not result in an incremental compensation cost and the Company continues to recognize compensation cost on these options equal to the grant date fair value of the original award.

At June 30, 2021 3,408,663 options with a weighted average exercise price of $7.84 were outstanding of which 703,495 with a weighted average exercise price of $0.35 were exercisable. At June 30, 2021, there was $19,825 thousand unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.66 years.

During the three months and six months ended June 30, 2021, 514,923 restricted stock units with a performance condition linked to the IPO resolution date vested on occurrence of the IPO resulting in $5,760 thousand recognized as compensation cost.

Share based compensation expense is classified in the unaudited condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$642	$144	$961	$327
General and administrative	8,094	271	8,572	944
Total	$8,736	$415	$9,533	$1,271

12.Contract Assets and Liabilities

The Company discloses Accounts receivable separately in the Condensed Consolidated Balance Sheet at the net amount expected to be collected. Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. As of June 30, 2021, the Company did not have any contract assets.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract and are disclosed as deferred revenue separately in the Condensed Consolidated Balance Sheet. The Company’s contract liabilities arise when payment is received upfront for various multi-period extended license and service arrangements.

Changes in the contract liabilities during the period are as follows:

June 30, 2021
Balance at December 31, 2020	$245
Revenue recognized related to contract liability balance	(32)
Foreign exchange translation	4
Balance at June 30, 2021	$217

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.   Commitments and Contingencies

In-License Agreements

The Company is party to a number of licensing agreements most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, HPV, HBV and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made any material payments under these license agreements during the periods ended June 30, 2021 and June 30, 2020.

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

The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Right-of-use asset	$2,040	$2,136
Lease liability, current	202	192
Lease liability, noncurrent	1,384	1,472

Other information

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$140	$148

During the six months ended June 30, 2021, the Company recorded $189 thousand (six months ended June 30, 2020: $168 thousand) in operating lease costs (including short-term lease expense and variable lease costs).

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Future annual minimum lease payments under operating leases as of June 30, 2021 were as follows (in thousands):

Remainder of 2021	$163
2022	324
2023	324
2024	324
2025	324
Thereafter	591
Total minimum lease payments	$2,050
Less: imputed interest	(464)
Total lease liability	$1,586

Other contingencies

The Company is a party in various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

14.   Related Party Transactions

During the three months and six months ended June 30, 2021, the Company paid $86 thousand and $126 thousand respectively (three months and six months ended June 30, 2020: $120 thousand and $170 thousand respectively) to its shareholder, Oxford Sciences Innovation Plc, mostly related to the lease of a laboratory and office space in Oxford. At June 30, 2021, the Company owed $0 (December 31, 2020: $0) to Oxford Sciences Innovation Plc.

During the three months and six months ended June 30, 2021, the Company incurred expenses of $0 and $19 thousand respectively (three months and six months ended June 30, 2020: $100 thousand and $100 thousand respectively) to its shareholder, the University of Oxford, related to clinical study costs. At June 30, 2021, the Company owed $0 (December 31, 2020: $300 thousand) to University of Oxford.

During the three months and six months ended June 30, 2021, the Company incurred expenses of $24 and $141 thousand respectively (three months and six months ended June 30, 2020: $64 thousand and $134 thousand respectively) for services from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford. At June 30, 2021, the Company owed $21 thousand (December 31, 2020: $25 thousand) to Oxford University Innovation Limited.

During the three months and six months ended June 30, 2021, the Company incurred expenses of $16 thousand and $49 thousand respectively (three months and six months ended June 30, 2020: $0 thousand and $6 thousand respectively) to its shareholder, the Oxford University Hospitals, related to clinical study costs. At June 30, 2021, the Company owed $0 thousand (December 31, 2020: $0 thousand) to Oxford University Hospitals.

During the six months ended June 30, 2021, the Company issued 263,886 shares with a nominal value of £0.000025 per share at a price of £ 0.00032 per share to William Enright, Chief Executive officer and director in relation to vested RSUs. During the six months ended June 30, 2020, the Company issued 479,568 shares with a nominal value of £0.000025 per share at a price of £ 0.00032 per share to William Enright, Chief Executive officer and director.

During the six months ended June 30, 2021, the interest on convertible loans issued to Oxford Sciences Innovation PLC and the University of Oxford, shareholders of the Company was $429 thousand (June 30, 2020: $0). At June 30, 2021 these convertible loan notes including the embedded derivative was $0 (December 31, 2020: $7,356 thousand).

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 15, 2021 Oxford Sciences Innovation PLC subscribed to 3,468 Series B Shares in an amount of $14,999 thousand. The Company also recognized a loss of $2,125 thousand on the conversion of the convertible loan notes into 2,008 Series B Shares. On May 4, 2021 prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, the Series B Shares were converted into 1,692,084 ordinary shares.

15.  Subsequent Events

On. July 6, 2021 the Company entered into a clinical trial collaboration agreement with Arbutus Biopharma to evaluate an innovative therapeutic combination for the treatment of subjects with chronic hepatitis B virus infection. The Phase 2a clinical trial is expected to begin in the first half of 2022 and will be managed by Arbutus Biopharma. Under the agreement, the parties retain full rights to their respective product candidates and will split all costs associated with the clinical trial. Pursuant to the agreement, the parties intend to undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial.

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

We have a broad pipeline of both clinical and preclinical stage therapeutic and prophylactic programs. Our current therapeutic programs include VTP-300 for the treatment of chronic hepatitis B infection, or CHB, VTP-200 for the treatment of human papilloma virus infection, or HPV, VTP-850 for the treatment of prostate cancer and VTP-600 for the treatment of non-small cell lung cancer, or NSCLC. Our current prophylactic programs include VTP-400 for the prevention of herpes zoster, or shingles, VTP-500 for the prevention of Middle East respiratory syndrome, or MERS, and VTP-950, our next-generation product candidate for the prevention of COVID-19 infection. In addition, we co-invented a COVID-19 vaccine candidate with the University of Oxford, which we assigned to Oxford University Innovation, or OUI, to facilitate the license of those rights by OUI to AstraZeneca UK Limited, or AstraZeneca. The product candidate, which we refer to as AZD1222, is now authorized for use under the name Vaxzevria in a number of countries. As of August 12, 2021, AstraZeneca has announced that AZD1222 has been granted emergency use authorization in the United Kingdom, India and Japan, among other countries. AstraZeneca has exclusive worldwide rights to develop and commercialize AZD1222.

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

We have incurred net losses each year since inception. For the three and six months ended June 30, 2021, we incurred net losses of $16.0 million and $31.4 million, respectively. For the three and six months ended June 30, 2020, we incurred net losses of $3.7 million and $7.6 million, respectively. As of June 30, 2021, we had an accumulated deficit of $88.9 million and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

At this time, we cannot reasonably estimate, or know the nature, timing and estimated costs of all of the efforts that will be necessary to complete the development of any of our product candidates that we develop through our programs. We are also unable to predict when, if ever, material net cash inflows will commence from sales of product candidates we develop, if at all. This is due to the numerous risks and uncertainties associated with developing product candidates to approval and commercialization, including the uncertainty of:

●	successful completion of preclinical studies and clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;
●	successful enrollment and completion of clinical trials;
●	data from our clinical program supporting approvable and commercially acceptable risk/benefit profiles for our product candidates in the intended populations;
●	receipt and maintenance of necessary regulatory and marketing approvals from applicable regulatory authorities, in the light of the commercial environment then existent;
●	scale-up of our manufacturing processes and formulation of our product candidates for later stages of development and commercial production;
●	establishing either our own manufacturing capabilities or satisfactory agreements with third-party manufacturers for clinical supply for later stages of development and commercial manufacturing;
●	entry into collaborations where appropriate to further the development of our product candidates;
●	obtaining and maintaining intellectual property and trade secret protection or regulatory exclusivity for our product candidates as well as qualifying for, maintaining, enforcing and defending such intellectual property rights and claims;
●	successfully launching or assisting with the launch of commercial sales of our product candidates following approval;
●	acceptance of each product’s benefits and uses by patients, the medical community and third-party payors following approval;
●	the prevalence and severity of any adverse events experienced with our product candidates in development;
●	establishing and maintaining a continued acceptable safety profile of the product candidates following approval;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors if necessary or desirable; and
●	effectively competing with other therapies.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and/or timing associated with the development of that product candidate or could prevent continuation of that program being in the company’s interests. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we might be required to expend significant additional financial resources and time on the completion of clinical development. In some circumstances, such as the emergence of a significantly more effective therapy from a competitor, it may be appropriate to discontinue a product candidate program. Including the net proceeds from our IPO, we expect that our cash balance as of June 30, 2021 will enable us to fund our operating expenses and capital requirements into 2024.

Recent Developments

On July 6, 2021 we announced that we entered into a clinical trial collaboration agreement with Arbutus Biopharma Corporation (“Arbutus”) to evaluate an innovative therapeutic combination for the treatment of subjects with chronic hepatitis B virus (HBV) infection (CHB) who are already receiving standard-of-care nucleos(t)ide reverse transcriptase inhibitor (NrtI) therapy. The multi-center, Phase 2a clinical trial will evaluate the safety, pharmacokinetics, immunogenicity, and antiviral activity of Arbutus’s proprietary GalNAc delivered RNAi therapeutic, AB-729, followed by our proprietary immunotherapeutic, VTP-300, in NrtI-suppressed subjects with CHB. The Phase 2a clinical trial is expected to initiate in the first half of 2022 and will be managed by Arbutus, subject to oversight by a joint development committee composed of representatives from both companies. The parties retain full rights to their respective product candidates and will split all costs associated with the clinical trial. Pursuant to the agreement, the parties intend to undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial.

Despite challenges related to COVID-19 pandemic, the lead-in phase of HPV001, a Phase 1/2 clinical trial of VTP-200, is now fully enrolled with 12 participants screened and 9 dosed across multiple clinical trial sites in Belgium and the United Kingdom. The main phase has been opened to dosing as of July 22, 2021 and we are working to open all remaining clinical trial sites.

Impact of the COVID-19 Pandemic

The spread of COVID-19, which we refer to as the COVID-19 pandemic, and the policies and regulations implemented by governments in response to the COVID-19 pandemic have had a significant impact, both directly and indirectly, on the global economy and our business and operations, including in particular the interruption of our clinical trial activities and potential interruption to our supply chain. Namely, the initiation of our Phase 1/2a clinical trial for VTP-200 and our Phase 1 clinical trial for VTP-500, which are being conducted at the University of Oxford sites, were delayed and paused, respectively due to COVID-19. For our Phase 1/2a clinical trial for VTP-200, participant recruitment is delayed by approximately 3 months. Sites are affected in both the UK and Belgium. In the UK, the availability of resources to support set up of trials not related to COVID-19 has been low but recently has showed some signs of easing. Other pandemic related issues affecting recruitment include the mass vaccination programs and the adverse publicity early in the second quarter of 2021 specifically around Vaxzevria. The VTP-200 protocol had to be amended so that participants who have previously received Vaxzevria (or any other adenovirus-based vaccine) wait for a minimum of 3 months between their last adenovirus vaccine and injection with our immunotherapeutic product to prevent prior vector immunity affecting the study.

For our Phase 1 (HBV001) clinical trial for VTP-300, recruitment of patients with Chronic Hepatitis B (CHB) in the UK has been challenging, due to COVID-19 lockdowns. Recruitment is estimated to be completed by the end of the third quarter of 2021 and results of the study are expected to be available in the fourth quarter of 2021. For our Phase 1b/2a (HBV002) clinical trial for VTP-300, CHB patient recruitment continues with delays in Taiwan due to a recent COVID-19 lockdown in the country. Patient recruitment has also been delayed in South Korea due to the roll out of Vaxzevria vaccine. Patient recruitment is estimated to be completed toward the end of the third quarter or the beginning of the fourth quarter of 2021 and with interim data from all patients expected toward the beginning of the first quarter of 2022.

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

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a new next-generation adenoviral vector, conducting preclinical studies, developing various manufacturing processes, and advancing clinical development of our programs including Phase 2 clinical trials for VTP-100, which we subsequently discontinued development of, as well as initiating the clinical trials for VTP-200 and VTP-300, and readying VTP-600 and VTP-850 for clinical trials. Research and development activities account for the major portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

●	salaries, benefits and other related costs, including share-based compensation, for personnel engaged in research and development functions;

●	expenses incurred in connection with the development of our programs including preclinical studies and clinical trials of our product candidates, under agreements with third parties, such as consultants, contractors, academic institutions and CROs;
●	the cost of manufacturing drug products for use in preclinical development and clinical trials, including under agreements with third parties, such as CMOs, consultants and contractors;
●	laboratory costs;
●	leased facility costs, equipment depreciation and other expenses, which include direct and allocated expenses; and
●	intellectual property costs incurred in connection with filing and prosecuting patent applications as well as third-party license fees.

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

Other Income (Expense)

Change in Fair Value of Derivatives

We recognized a change in fair value in relation to the conversion and redemption features embedded in the convertible loan notes in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021. We had an embedded derivative liability related to the conversion features, the cash redemption feature on maturity and the cash redemption feature upon an exit event that settles in noncash consideration embedded in convertible loan notes. The fair value of the embedded derivatives is a Level 3 valuation with the significant unobservable inputs being the probability of exercise of conversion and cash redemption features. Significant judgment is employed in determining the appropriateness of certain of these inputs.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three	Three
	months	months
	ended June 30,	ended June 30,
	2021	2020	Change
Revenue from Licenses, Grants & Services	$35	$511	(476)
Operating expenses:
Research & development	4,509	3,877	672
General and administrative	12,371	970	12,033
Total operating expenses	16,880	4,847	11,451
Loss from operations	(16,845)	(4,336)	(12,509)
Other income (expense)
Research and development incentives	875	679	196
Other	(3)	—	(3)
Total other (expense) income	872	679	193
Tax (expense)/benefit	(12)	—	(12)
Net loss	$(15,985)	$(3,657)	(12,328)

Revenue

For the three months ended June 30, 2021, our revenue consisted of service revenue from a research, collaboration and license agreement with Enara Bio. For the three months ended June 30, 2020, our revenue primarily consisted of $0.3 million of reimbursement of research and development expenses from BARDA and $0.1 million of service revenue from a research, collaboration and license agreement with Enara Bio.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and June 30, 2020:

	Three	Three
	months	months
	ended June 30,	ended June 30,
	2021	2020	Change
Direct research and development expenses by program:
VTP-200 HPV	728	785	(57)
VTP-300 HBV	1,391	1,006	385
VTP-600 NSCLC	171	281	(110)
VTP-800/850 Prostate cancer	335	—	335
Other and earlier stage programs	295	745	(450)
Internal research and development expenses:
Personnel-related (including share-based compensation)	1,472	766	706
Facility related	43	53	(10)
Other internal costs	67	240	(173)
Total research and development expense	$4,509	$3,877	632

Our research and development expenses for the three months ended June 30, 2021 and for the three months ended June 30, 2020 were $4.5 million and $3.9 million, respectively. Personnel-related expenses were $1.5 million and $0.8 million, respectively, as a result of the relative increase in our headcount across both the UK and US. Direct expenses for outside services and consultants and laboratory materials were $2.9 million for the three months ended June 30, 2021 and $2.8 million for the three months ended June 30, 2020 and mainly comprised of costs for clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $12.4 million, which were mainly attributable to personnel expenses of $8.4 million, including the share-based payment charge, and insurance costs of $1.2 million. The share-based payment charge includes a one-off expense relating to the RSUs that vested upon the successful completion of our IPO. For the three months ended June 30, 2020, general and administrative expenses were $1.0 million, including personnel expenses of $0.7 million, and professional fees and consulting fees of $0.3 million. General and administrative expenses for the two periods included foreign exchange gains and losses on our cash balances.

Research and Development Incentives

For the three months ended June 30, 2021 and the three months ended June 30, 2020, we accrued research and development incentives of $0.9 million and $0.7 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom and Australia. We account for such relief received as other income.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Six months	Six months
	ended June	ended June
	30, 2021	30, 2020	Change
Revenue from Licenses, Grants & Services Operating expenses:	$250	$1,216	(966)
Research & development	9,119	8,119	1,000
General and administrative	14,148	2,082	12,066
Total operating expenses	23,267	10,201	13,066
Loss from operations	(23,017)	(8,985)	(14,032)
Other income (expense)
Change in fair value of derivatives	5,994	—	5,994
Unrealized exchange gain on convertible loan notes	209	—	209
Loss on extinguishment of convertible loan notes	(13,789)	—	(13,789)
Interest income	2	—	2
Interest expense	(2,650)	—	(2,650)
Research and development incentives	1,830	1,377	453
Others	(3)	—	(3)
Total other (expenses) income	(8,407)	1,377	(9,783)
Tax benefit	53	—	53
Net loss	$(31,195)	$(7,608)	(23,587)

Revenue

For the six months ended June 30, 2021, our revenue primarily consisted of $0.2 million of reimbursement of research and development expenses from BARDA and $0.04 million of service revenue from a research, collaboration and license agreement with Enara Bio. For the six months ended June 30, 2020, our revenue primarily consisted of $0.9 million of reimbursement of research and development expenses from BARDA and $0.3 million of service revenue from a research, collaboration and license agreement with Enara Bio.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and June 30, 2020:

	Six months	Six months
	ended June	ended June
	30, 2021	30, 2020	Change
Direct research and development expenses by program:
VTP-200 HPV	1,406	1,621	(215)
VTP-300 HBV	3,077	1,821	1,256
VTP-600 NSCLC	585	891	(306)
VTP-800/850 Prostate cancer	708	—	708
Other and earlier stage programs	733	1,671	(938)
Internal research and development expenses:
Personnel-related (including share-based compensation)	2,445	1,649	796
Facility related	86	112	(26)
Other internal costs	78	354	(276)
Total research and development expense	$9,119	$8,119	1,000

Our research and development expenses for the six months ended June 30, 2021 and for the six months ended June 30, 2020 were $9.1 million and $8.1 million, respectively. Personnel-related expenses were $2.4 million and $1.6 million, respectively, as result of the relative increase in our headcount across both the UK and US. Direct expenses for outside services and consultants and laboratory materials were $6.5 million for the six months ended June 30, 2021 and $6.0 million for the six months ended June 30, 2020 and mainly comprised of costs for clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 were $14.1 million, which were mainly attributable to personnel expenses of $9.6 million, including the share-based payment charge, and insurance costs of $1.2 million. The share-based payment charge includes a one-off expense relating to the RSUs that vested upon the successful completion of our IPO. For the six months ended June 30, 2020, general and administrative expenses were $2.1 million, including personnel expenses of $1.5 million, and professional fees and consulting fees of $0.6 million. General and administrative expenses for the two periods included foreign exchange gains and losses on our cash balances.

Change in fair value of derivatives

For the six months ended June 30, 2021, we recognized a change in fair value of $6.0 million in relation to the conversion and redemption features embedded in the convertible loan notes.

Loss on extinguishment of convertible loan notes

For the six months ended June 31, 2021, we recognized a loss of $13.8 million related to conversion of convertible loan notes into 12,421 Series B preferred shares. The loss is a difference between (1) the fair value of those shares ($53.7 million) and (2) the sum of the carrying amounts of the convertible loan notes ($25.6 million) and the bifurcated conversion and redemption feature liability ($14.4 million).

Interest Expense

For the six months ended June 30, 2021, interest expense was $2.7 million, which primarily relate to our convertible loan notes, which carry a market rate of interest. Interest expense was nil for the six months ended June 30, 2020.

Research and Development Incentives

For the six months ended June 30, 2021 and the six months ended June 30, 2020, we accrued research and development incentives of $1.8 million and $1.4 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom and Australia. We account for such relief received as other income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, and most recently from an upfront payment from OUI in connection with the OUI License Agreement Amendment and the issuance of convertible loan notes. Through June 30, 2021, we had received gross proceeds of approximately $324.8 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of June 30, 2021, we had cash and cash equivalents of $243.6 million. Key financing and corporate milestones include the following:

●	In March 2016, we raised gross proceeds of approximately $14.0 million from the issuance of our seed round of ordinary shares.
●	Between November 2017 and December 2018, we raised gross proceeds of $33.9 million from the issuance of our Series A Shares.

●	Between July 2020 and November 2020, we raised gross proceeds of $41.2 million from the issuance of convertible loan notes.
●	In March 2021, we raised gross proceeds of $125.2 million from the issuance of our Series B shares.
●	In May 2021, we raised gross proceeds of $110.5 million from the initial public offering of our ordinary shares on NASDAQ.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Six months	Six months
	ended June	ended June
	30, 2021	30, 2020
Net cash used in operating activities	$(22,593)	$(5,271)
Net cash used in investing activities	(594)	(68)
Net cash provided by financing activities	224,120	—
Effect of exchange rates on cash and cash equivalents	(580)	(817)
Net increase (decrease) in cash and cash equivalents	$200,353	(6,156)

Cash Used in Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $22.6 million, primarily resulting from our net loss of $31.4 million, adjusted by fair value gain on embedded derivatives of $6.0 million, loss on conversion of convertible loan notes of $13.8 million, share based compensation of $9.5 million, depreciation and amortization of $0.2 million and changes in our operating assets and liabilities, net of $9.3 million. During the six months ended June 30, 2020, net cash used in operating activities was $5.3 million, primarily resulting from our net loss of $7.6 million, adjusted by share based compensation of $1.3 million, and changes in our operating assets and liabilities, net of $1.0 million.

Net Cash Used in Investing Activities

During the six months ended June 30, 2021 and the six months ended June 30, 2020, cash used in investing activities was $0.6 million and $0.07 million, respectively, which resulted from capital expenditures in connection with new labs, improvements to expand our laboratory space and purchases of property and equipment.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $224.1 million consisting of $121.8 million of net proceeds from the issuance of Series B shares and $102.8 million of net proceeds from our initial public offering. During the six months ended June 30, 2020, cash provided by financing activities was nil.

Future Funding Requirements

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we are not yet profitable and have incurred losses in each period since our inception in 2016. As of June 30, 2021, we had an accumulated deficit of $88.9 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	pursue the clinical and preclinical development of our current product candidates;
●	use our technologies to advance additional product candidates into preclinical and clinical development;
●	seek marketing authorizations for product candidates that successfully complete clinical trials, if any;
●	attract, hire and retain additional clinical, regulatory, quality control and other scientific personnel;
●	establish our manufacturing capabilities through third parties or by ourselves and scale-up manufacturing to provide adequate supply for clinical trials and commercialization, including any manufacturing finishing and logistics personnel;
●	expand our operational, financial and management systems and increase personnel appropriately, including personnel to support our manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand, enforce, and protect our intellectual property portfolio as appropriate;
●	establish sales, marketing, medical affairs and distribution teams and infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly;
●	acquire or in-license other companies, product candidates and technologies; and
●	incur additional legal, accounting and other expenses in operating our business, including office expansion and the additional costs associated with operating as a public company.

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

Our future capital requirements may depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our current and future product candidates and programs, and of conducting preclinical studies and clinical trials;
●	the number and development requirements of other product candidates that we may pursue, and of other indications for our current product candidates that we may pursue;
●	the stability, scale and yield of future manufacturing processes as we scale-up production and formulation of our product candidates either internally or externally for later stages of development and commercialization;
●	the timing of, success achieved and the costs involved in obtaining regulatory and marketing approvals and developing our ability to establish license or sale transactions and/or sales and marketing capabilities, if any, for our current and future product candidates if clinical trials and approval processes are successful;
●	the success of our collaborations with CanSino, CRUK and the Ludwig Institute and any future collaboration partners;
●	the success of OUI’s licensed product candidate with AstraZeneca;
●	our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements;
●	the cost to the company of commercialization activities for our current and future product candidates that we may take on, whether alone or with a collaborator;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent and other intellectual property claims, including litigation costs and the outcome of such litigation;
●	the timing, receipt and amount of sales of, or royalties or other income from, our future products, if any; and
●	the emergence and success or otherwise of competing oncology and infectious disease therapies and other market developments.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency and Currency Translation

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling and Australian dollar. Our reporting currency is the U.S. dollar, our functional currency is the pound sterling and the functional currency of our wholly owned foreign subsidiary, Vaccitech Australia Pty, is the Australian dollar. Our cash and cash equivalents as of June 30, 2021 consisted primarily of cash balances held by Vaccitech Limited in U.S. dollars.

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

Interest Rate Sensitivity

We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash and cash equivalents of $243.6 million as of June 30, 2021, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

We are continuing to implement measures designed to improve our internal control over financial reporting to remediate the material weaknesses, including having hired a Chief Financial Officer and increasing the number of our finance and accounting personnel.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2021, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Quarterly Report on Form 10-Q as filed with the SEC on June 14, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains express or implied forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this quarterly report are based upon information available to our management as of the date of this quarterly report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this quarterly report include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological License Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency, United Kingdom Medicines and Healthcare products Regulatory Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current and future product candidates and programs into, and successfully complete, clinical trials;
●	our ability to establish future or maintain current collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates;
●	our and our collaborators’ ability to obtain, maintain, defend and enforce our intellectual property protection for our product candidates, and the scope of such protection;

●	our manufacturing, commercialization and marketing capabilities and strategy;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved products;
●	regulatory developments in the United States and foreign countries;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the accuracy of our estimates of our annual total addressable markets, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends;
●	our ability to overcome the challenges posed by the COVID-19 pandemic to the conduct of our business; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2021 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

During the period between April 1, 2021 and June 30, 2021, we issued to certain of our employees and advisors, options to purchase an aggregate of 1,513,566 ordinary shares at an average exercise price of $17.00 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.

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

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40367) filed on May 10, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
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

VACCITECH PLC

Date: August 12, 2021	By:	/s/ William Enright
William Enright
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Georgy Egorov
Georgy Egorov
Chief Financial Officer (Principal Financial
and Accounting Officer)