Form 10-Q
period 2021-09-30
Vaccitech plc
filed 2021-11-12
CIK 1828185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 34,852,426 ordinary shares, nominal value £0.000025 per share, outstanding.

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

From time to time, we may use our website, our Facebook page at Facebook.com/Vaccitech, our Twitter account at @Vaccitechplc and our LinkedIn account at linkedin.com/company/Vaccitech-plc/to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.vaccitech.co.uk. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Facebook page, our Twitter posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Quarterly Report.

i

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

VACCITECH PLC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,		December 31,
	2021		2020
ASSETS
Current assets:
Cash and cash equivalents	$233,871		$43,266
Accounts receivable	42		518
Research and development incentives receivable	5,382		2,708
Prepaid expenses and other current assets	6,684		1,409
Total current assets	245,979		47,901
Property and equipment, net	1,033		629
Right of use assets, net	8,780		2,136
Deferred tax assets	60		—
Other assets	719		—
Total assets	$256,571		$50,666

LIABILITIES, REDEEMABLE PREFERRED SHARES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,337		$4,667
Accrued expenses and other current liabilities	4,404		2,537
Deferred revenue	196		245
Current portion of lease liability	435		192
Total current liabilities	6,372		7,641
Convertible loan notes – non current	—		44,700
Lease liability – non current	7,728		1,472
Total liabilities	$14,100		$53,813
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred shares (Series A shares); £0.10 nominal value; no shares issued and outstanding; (December 31, 2020: issued and outstanding: 22,065)	$—		$33,765
Series B redeemable convertible preferred shares (Series B shares); £0.10 nominal value; no shares issued and outstanding; (December 31, 2020: issued and outstanding: no shares issued or outstanding)	$—		$—
Shareholders’ equity:
Ordinary shares, £0.000025 nominal value; 34,328,231 shares authorized, issued and outstanding (December 31, 2020: authorized, issued and outstanding: 7,960,458)	1		0	[1]
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2020: no shares issued or outstanding)	86		—
Deferred B shares, £1 nominal value; 570,987 shares authorized, issued and outstanding (December 31, 2020: no shares issued or outstanding)	8		—
Deferred C shares, £0,000007 nominal value, 27,828,231 shares authorized, issued and outstanding (December 31, 2020: authorized, issued and outstanding: 7,960,458)	0	[1]	0	[1]
Additional paid-in capital	344,396		21,660
Accumulated deficit	(93,472)		(57,720)
Accumulated other comprehensive loss – foreign currency translation adjustments	(9,041)		(1,243)
Noncontrolling interest	493		391
Total shareholders’ equity	$242,471		$(36,912)
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$256,571		$50,666

1 indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
License revenue	$16	$2,663	$48	$2,705
Service revenue	—	60	21	376
Research grants and contracts	3	528	200	1,386
Total revenue	19	3,251	269	4,467
Operating expenses
Research and development	4,371	3,702	13,490	11,821
General and administrative	1,184	977	15,332	3,059
Total operating expenses	5,555	4,679	28,822	14,880
Loss from operations	(5,536)	(1,428)	(28,553)	(10,413)
Other income (expense):
Change in fair value of derivatives	—	3	5,994	3
Unrealized exchange gain on convertible loan notes	—	982	209	982
Loss on extinguishment of convertible loan notes	—	—	(13,789)	—
Interest income	—	—	2	—
Interest expense	—	(969)	(2,650)	(969)
Research and development incentives	959	1,612	2,789	2,989
Other	—	—	(3)	—
Total other (expense) income	959	1,628	(7,448)	3,005
Tax (expense)/benefit	7	—	60	—
Net (loss)/ income	(4,570)	200	(35,941)	(7,408)
Net loss/ (income) attributable to noncontrolling interest	13	(42)	189	157
Net (loss)/ income attributable to Vaccitech plc Shareholders	(4,557)	158	(35,752)	(7,251)

Weighted-average ordinary shares outstanding, basic	34,843,154	7,937,384	22,697,462	7,886,488
Weighted-average ordinary shares outstanding, diluted	34,843,154	15,867,533	22,697,462	7,886,488
Net( loss)/ income per share attributable to ordinary shareholders, basic	$(0.13)	$0.02	$(1.58)	$(0.92)
Net (loss)/ income per share attributable to ordinary shareholders, diluted	$(0.13)	$0.01	$(1.58)	$(0.92)

Net (loss)/ income	$(4,570)	$200	$(35,941)	$(7,408)
Other comprehensive (loss)/ income – foreign currency translation adjustments	(6,473)	68	(7,803)	(759)
Comprehensive (loss)/ income	(11,043)	268	(43,744)	(8,167)
Comprehensive loss/ (income) attributable to noncontrolling interest	25	(49)	194	169
Comprehensive (loss)/ income attributable to Vaccitech plc shareholders	$(11,018)	$219	$(43,550)	$(7,998)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Nine months ended September 30, 2021
	Series A		Series B
	Redeemable		Redeemable														Accumulated
	Convertible Preferred		Convertible												Additional		Other		Total
	Shares		Preferred Shares		Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital	Deficit	Loss	Interest	(Deficit)/Equity
Balance, January 1, 2021, as previously reported	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	—	$—	7,960,458	$0	[1]	$19,531	$(55,591)	$(1,243)	$391	$(36,912)
Share-based compensation – restatement (see note 1)	—	—	—	—	—	—		—	—	—	—	—	—		2,129	(2,129)	—	—	$—
Balance, January 1, 2021, as restated	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	—	$—	7,960,458	$0	[1]	$21,660	$(57,720)	$(1,243)	$391	$(36,912)
Share-based compensation	—	—	—	—	—	—		—	—	—	—	—	—		797	—	—	—	797
Issue of Series B shares, net of issuance costs	—	—	28,957	121,837	—	—		—	—	—	—	—	—		—	—	—	—	—
Series B Shares issued on conversion of convertible notes	—	—	12,421	53,721	—	—		—	—	—	—	—	—		—	—	—	—	—
Issue of Deferred A shares	—	(29)	—	(57)	—	—		63,443	86	—	—	—	—		—	—	—	—	86
Issue of ordinary shares	—	—	—	—	263,886	0	[1]	—	—	—	—	263,886	0	[1]	—	—	—	—	0	[1]
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	—	—		—	—	(1,420)	4	(1,416)
Net loss	—	—	—	—	—	—		—	—	—	—	—	—		—	(15,268)	—	(118)	(15,386)
Balance, March 31, 2021	22,065	$33,736	41,378	$175,501	8,224,344	$0	[1]	63,443	$86	—	$—	8,224,344	$0	[1]	$22,457	$(72,988)	$(2,663)	$277	$(52,831)
Share-based compensation	—	—	—	—	—	—		—	—	—	—	—	—		8,736	—	—	—	8,736
Initial public offering, net of underwriting discounts	—	—	—	—	6,500,000	0	[1]	—	—	—	—	—	—		102,765	—	—	—	102,765
Offering Cost	—	—	—	—	—	—		—	—	—	—	—	—		(2,394)	—	—	—	(2,394)
Conversion of Series A shares	(22,065)	(33,736)	—	—	6,818,085	0	[1]	—	—	198,585	3	6,818,085	0	[1]	33,733	—	—	—	33,736
Conversion of Series B shares	—	—	(41,378)	(175,501)	12,785,802	0	[1]	—	—	372,402	5	12,785,802	0	[1]	175,496	—	—	—	175,501
Issue of share to non-controlling interest	—	—	—	—	—	—		—	—	—	—	—	—		—	—	—	296	296
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	—	—		—	—	83	3	86
Net loss	—	—	—	—	—	—		—	—	—	—	—	—		—	(15,927)	—	(58)	(15,985)
Balance, June 30, 2021	—	$—	—	$—	34,328,231	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$340,793	$(88,915)	$(2,580)	$518	$249,911
Share-based compensation	—	—	—	—	—	—		—	—	—	—	—	—		3,374	—	—	—	3,374
Offering cost refund	—	—	—	—	—	—		—	—	—	—	—	—		229	—	—	—	229
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	—	—		—	—	(6,461)	(12)	(6,473)
Net loss	—	—	—	—	—	—		—	—	—	—	—	—		—	(4,557)	—	(13)	(4,570)
Balance, September 30, 2021	—	$—	—	$—	34,328,231	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$344,396	$(93,472)	$(9,041)	$493	$242,471

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VACCITECH PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Nine months ended September 30, 2020
	Series A		Series B
	Redeemable		Redeemable														Accumulated
	Convertible Preferred		Convertible												Additional		Other		Total
	Shares		Preferred Shares		Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital	Deficit	Loss	Interest	Deficit
Balance, January 1, 2020, as previously reported	22,065	$33,765	—	$—	7,276,332	$0	[1]	—	$—	—	$—	7,276,332	$0	[1]	$15,906	$(37,885)	$(467)	$367	$(22,079)
Share-based compensation - restatement (see note 1)	—	—	—	—	—	—		—	—	—	—	—	—		2,129	(2,129)	—	—	—
Balance, January 1, 2020, as restated	22,065	$33,765	—	$—	7,276,332	$0	[1]	—	$—	—	$—	7,276,332	$0	[1]	$18,035	$(40,014)	$(467)	$367	$(22,079)
Share-based compensation	—	—	—	—	—	—		—	—	—	—	—	—		856	—	—	—	856
Issue of ordinary shares	—	—	—	—	479,568	0	[1]	—	—	—	—	479,568	0	[1]	—	—	—	—	0	[1]
Exercise of stock options	—	—	—	—	148,938	0	[1]	—	—	—	—	148,938	0	[1]	—	—	—	—	0	[1]
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	—	—		—	—	(665)	(18)	(683)
Net loss	—	—	—	—	—	—		—	—	—	—	—	—		—	(3,821)	—	(130)	(3,951)
Balance, March 31, 2020	22,065	$33,765	—	$—	7,904,838	$0	[1]	—	$—	—	$—	7,904,838	$0	[1]	$18,891	$(43,835)	$(1,132)	$219	$(25,857)
Share-based compensation	—	—	—	—	—	—		—	—	—	—	—	—		415	—	—	—	415
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	—	—		—	—	(143)	(1)	(144)
Net loss	—	—	—	—	—	—		—	—	—	—	—	—		—	(3,588)	—	(69)	(3,657)
Balance, June 30, 2020	22,065	$33,765	—	$—	7,904,838	$0	[1]	—	$—	—	$—	7,904,838	$0	[1]	$19,306	$(47,423)	$(1,275)	$149	$(29,243)
Share-based compensation	—	—	—	—	—	—		—	—	—	—	—	—		154	—	—	—	154
Exercise of stock options	—	—	—	—	52,530	$0	[1]	—	—	—	—	52,530	0	[1]					0	[1]
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	—	—		—	—	61	7	68
Net income	—	—	—	—	—	—		—	—	—	—	—	—		—	158	—	42	200
Balance, September 30, 2020	22,065	$33,765	—	$—	7,957,368	$0	[1]	—	$—	—	$—	7,957,368	$0	[1]	$19,460	$(47,265)	$(1,214)	$198	$(28,821)

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VACCITECH PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended
	September 30, 2021		September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,941)		$(7,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	12,907		1,425
Depreciation and amortization	281		152
ROU asset and liability	(10)		30
Fair valuation gain on embedded derivatives	(5,994)		(3)
Unrealized foreign exchange gain on convertible loan notes	(209)		(982)
Non-cash interest expense on convertible loan notes	813		969
Deferred tax benefit	(62)		—
Loss on conversion of convertible loan notes	13,789		—
Changes in operating assets and liabilities:
Accounts receivable	486		927
Prepaid expenses and other current assets	(5,494)		(862)
Research and development incentives receivable	(2,815)		621
Accounts payable	(3,414)		(2,017)
Accrued expenses and other current liabilities	1,846		1,202
Deferred revenue	(48)		(186)
Other assets	(746)		—
Net cash used in operating activities	$(24,611)		$(6,132)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(722)		(98)
Net cash used in investing activities	$(722)		$(98)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares and exercise of stock options	—		—
Initial public offering costs	(2,165)		—
Transaction costs for Series B shares	(3,402)		—
Proceeds from issue of Series B shares	125,239		—
Proceeds from issue of shares to noncontrolling interest	296		—
Proceeds from issuance of ordinary shares, net of underwriters fees	102,765		—
Transaction costs for convertible loan notes	—		(20)
Proceeds from convertible loan notes	—		24,974
Net cash provided by financing activities	$222,733		$24,954
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(6,795)		(526)
Net increase (decrease) in cash and cash equivalents	190,605		18,198
Cash and cash equivalents, beginning of the period	43,266		11,432
Cash and cash equivalents, end of the period	$233,871		$29,630

Supplemental cash flow disclosures:
Cash paid for interest	$1,844		$—
Cash paid for income taxes	$150		$—
Non-Cash investing and financing activities
Issue of ordinary shares	$0	[1]	$—
Issue of deferred A shares	$86		$—
Issue of deferred B shares	$8		$—
Issue of deferred C shares	$0	[1]	$—
Issue of Series B shares	$53,721		$—
ROU assets obtained in exchange for operating lease liabilities	$6,819		$—

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

Certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2020 contained in our prospectus dated April 30, 2021.

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

Unaudited Condensed Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2021, the Condensed Consolidated Statements of Operations and Comprehensive loss and Condensed Consolidated Statements Of Changes In Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit) for the three months and nine months ended September 30, 2021 and 2020 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2021, our results of operations for the three and nine months ended September 30, 2021 and 2020, and our cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or any other interim periods.

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

Because the Company has reported a net loss attributable to ordinary shareholders for the periods presented, basic and diluted net loss per share attributable to ordinary shareholders are the same for the periods presented, except for the period ended September 30, 2020 in which the Company reported net income attributable to ordinary shareholders.

The following table sets forth the computation of basic and diluted net loss per share for the three months and nine months ended September 30, 2021 and 2020 (in thousands, except number of shares):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss)/income	$(4,570)	$200	$(35,941)	$(7,408)
Net (loss)/income attributable to noncontrolling interest	(13)	42	(189)	(157)
Net (loss)/income attributable to Vaccitech shareholders	$(4,557)	$158	$(35,752)	$(7,251)
Denominator:
Weighted-average ordinary shares outstanding, basic	34,843,154	7,937,384	22,697,462	7,886,488
Effect of dilutive securities
Stock Options	—	1,112,064	—	—
Series A Shares	—	6,818,085	—	—
Weighted-average ordinary shares outstanding, diluted	34,843,154	15,867,533	22,697,462	7,886,488
Net (loss)/ income per share attributable to ordinary shareholders, basic	$(0.13)	$0.02	$(1.58)	$(0.92)
Net (loss)/ income per share attributable to ordinary shareholders, diluted	$(0.13)	$0.01	$(1.58)	$(0.92)

The weighted-average ordinary shares outstanding for the three months and nine months ended September 30, 2021 includes 514,923 shares issuable on vesting of the restricted stock units with a performance condition linked to the IPO resolution date (see note 11).

Potential ordinary shares issuable for stock options that are excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect are as follows:

	Nine months ended September 30,
	2021	2020
Stock options	3,356,648	1,113,327
Series A shares	—	6,818,085
1.

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Prepaid and other current assets (in thousands)

	September 30, 2021	December 31, 2020
Prepayments and accrued income	$5,639	$1,075
Value Added Tax receivable	508	305
Current tax receivable	55	—
Others	482	29
Total	$6,684	$1,409

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued manufacturing and clinical expenses	$1,887	$462
Accrued board of director compensation	120	4
Accrued bonus	1,007	750
Accrued payroll and employee benefits	407	250
Accrued professional fees	629	806
Accrued other	354	265
Total	$4,404	$2,537

6.	Ordinary Shares

On May 4, 2021, the Company closed its initial public offering (“IPO”) of 6,500,000 ADS representing 6,500,000 ordinary shares having a nominal value of £0.000025 per share, at a public offering price of $17.00 per share, for aggregate net proceeds of $102,765 thousand after deducting underwriting commissions of $7,735 thousand and incurred offering costs of $2,165 thousand.

All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of September 30, 2021:

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

On March 15, 2021, the Company issued 28,957 Series B preferred shares (“Series B Shares”) amounting to $125,239 thousand and incurred transaction costs of $3,402 thousand.

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

The Company recognized interest expense of $2,650 thousand and a change in fair value of $5,994 thousand in relation to the conversion and redemption features embedded in the convertible loan notes in the condensed consolidated statements of operations and comprehensive loss for the period ended September 30, 2021. For the period ended September 30, 2020, interest expense was $969 thousand and change in fair value in relation to the conversion and redemption features embedded in the convertible loan notes was $3 thousand.

The Series B funding on March 15, 2021 constituted a qualified equity financing in accordance with the terms of the convertible loan notes. As a result, the convertible loan notes were converted on March 15, 2021 into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price.

The conversion was accounted for as an extinguishment of the convertible loan notes. As a result, the 12,421 Series B preferred shares issued on conversion was recognized at the settlement-date fair value of the Series B shares ($53,721 thousands) and a loss of $13,789 thousand for the nine month period was recognized in earnings for the difference between (1) the fair value of those shares and (2) the sum of the carrying amounts of the convertible loan notes ($25,557 thousand) and the bifurcated conversion and redemption feature liability ($14,375 thousand).

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

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Fair value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities. As of September 30, 2021, and December 31, 2020, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other liabilities approximated their respective fair value due to the short-term nature and maturity of these instruments.

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

	Nine months ended September 30,
	2021	2020
Beginning balance	$20,109	$12,977
Change in fair value recognized in net loss	(5,994)	(3)
Settlement via conversion	(14,375)	—
Foreign exchange translation	260	96
Ending balance	$—	$13,070

11.	Share-Based Compensation

On April 8, 2021, the Board of the Company adopted the Vaccitech plc Share Award Plan 2021 (“the Plan”) and the Vaccitech plc Non-Employee Sub-Plan which is a sub-plan of the Plan. Under the terms of the Plan, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights, restricted shares. The aggregate number of shares initially available for issuance under the Plan and the Vaccitech plc Non-Employee Sub-Plan cannot exceed 3,675,680 ordinary shares (the “Initial Limit”). Beginning calendar year 2022, the total number of ordinary shares available for issuance under the Plan shall be increased on January 1 of each year in an amount equal to the lesser of (i) 4% of the Company’s issued and outstanding ordinary shares (which 4% limit shall be measured as of January 1 of such year) and (ii) such number of ordinary shares as determined by the Board in its discretion (the “Annual Increase”). The awards generally vest based on the grantee’s continued service with the Company during a specified period following grant as determined by the Board and generally expire ten years from the grant date. Option awards generally vest over one to four years, but vesting conditions can vary at the discretion of the Company’s Board. As of September 30, 2021, 2,131,214 ordinary shares are available for future grants.

On April 30, 2021, the Company granted 1,513,566 options under the Plan to employees and directors with a grant date fair value $11.33 per option and a weighted average exercise price of $17.00 per option. On September 30, 2021, the Company granted 30,900 options under the Plan with a grant date fair value of $12.83 and a weighted average exercise price of $14.96 per option.

For the nine months ended September 30, 2021, the Company granted 1,909,086 options with a weighted average grant date fair value of $ 10.94 per option and a weighted average exercise price of $13.72 of which 364,620 options were issued under the Enterprise Management Incentive Share Option Scheme which has been discontinued on adoption of the Plan. For the nine months ended September 30, 2020, the Company granted 302,820 options to employees and directors under the Enterprise Management Incentive Share Option Scheme with a weighted average grant date fair value of $4.98 and a weighted average exercise price of $0.00036 per share.

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	Nine months ended September 30,
	2021	2020
Expected volatility	110.8%	110.8%
Expected term (years)	6.31	6.03
Risk-free interest rate	1.06%	1.7%
Expected dividend yield	—	—

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

At September 30, 2021 3,356,648 options with a weighted average exercise price of $7.98 were outstanding of which 741,219 with a weighted average exercise price of $0.38 were exercisable. At September 30, 2021, there was $16,061 thousand unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.37 years.

During the six months ended June 30, 2021, 514,923 restricted stock units with a performance condition linked to the IPO resolution date vested on occurrence of the IPO resulting in $5,760 thousand recognized as compensation cost.

Share-based compensation expense is classified in the unaudited condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$496	$98	$1,457	$425
General and administrative	2,878	56	11,450	1,000
Total	$3,374	$154	$12,907	$1,425

12.	Contract Assets and Liabilities

The Company discloses Accounts receivable separately in the Condensed Consolidated Balance Sheet at the net amount expected to be collected. Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. As of September 30, 2021, the Company did not have any contract assets.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract and are disclosed as deferred revenue separately in the Condensed Consolidated Balance Sheet. The Company’s contract liabilities arise when payment is received upfront for various multi-period extended license and service arrangements.

Changes in the contract liabilities during the period are as follows:

September 30,
2021
Balance at December 31, 2020	$245
Revenue recognized related to contract liability balance	(48)
Foreign exchange translation	(1)
Balance at September 30, 2021	$196

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Commitments and Contingencies

In-License Agreements

The Company is party to a number of licensing agreements most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, HPV, HBV and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made any material payments under these license agreements during the periods ended September 30, 2021 and September 30, 2020.

Leases

The Company leases certain laboratory and office space under operating leases, which are described below.

The Oxford Science Park, Oxford

The Company leases an office and laboratory space from a related party in Oxford, England under an operating lease with a contractual term expiring in 2028. The lease does not contain renewal terms. Variable payments include amounts due to the lessor for additional services and cost reimbursements.

The Harwell Science and Innovation Campus, Oxfordshire

On September 3, 2021, the Company entered into a lease agreement for the lease of approximately 31,000 square feet in Harwell, Oxfordshire which expires in September 2031. The Company intends to use the property as its corporate headquarters. As the Company's leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date, being the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company has provided the lessor with a refundable security deposit of $719 thousand (£534 thousand) which is included in Other assets.

The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Right-of-use asset	$8,780	$2,136
Lease liability, current	435	192
Lease liability, noncurrent	7,728	1,472

VACCITECH PLC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other information

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$251	$244

During the nine months ended September 30, 2021, the Company recorded $372 thousand (nine months ended September 30, 2020: $253 thousand) in operating lease costs (including short-term lease expense and variable lease costs).

Future annual minimum lease payments under operating leases as of September 30, 2021 were as follows (in thousands):

Remainder of 2021	$141
2022	615
2023	798
2024	1,515
2025	1,515
Thereafter	7,378
Total minimum lease payments	$11,962
Less: imputed interest	3,799
Total lease liability	$8,163

Other contingencies

The Company is a party in various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

14.	Related Party Transactions

During the three months and nine months ended September 30, 2021, the Company paid $110 thousand and $236 thousand respectively (three months and nine months ended September 30, 2020: $80 thousand and $250 thousand respectively) to its shareholder, Oxford Sciences Enterprises plc (formerly, Oxford Sciences Innovation plc), mostly related to the lease of a laboratory and office space in Oxford. At September 30, 2021, the Company owed $0 thousand (December 31, 2020: $0) to Oxford Sciences Enterprises plc.

During the nine months ended September 30, 2021, the interest on convertible loans issued to Oxford Sciences Enterprises plc and the University of Oxford, shareholders of the Company was $429 thousand (nine months ended September 30, 2020: $368 thousand). At September 30, 2021 these convertible loan notes including the embedded derivative was $0 (December 31, 2020: $7,356 thousand).

On March 15, 2021 Oxford Sciences Enterprises plc subscribed to 3,468 Series B Shares in an amount of $14,999 thousand. The Company also recognized a loss of $2,125 thousand on the conversion of the convertible loan notes into 2,008 Series B Shares. On May 4, 2021 prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, the Series B Shares were converted into 1,692,084 ordinary shares.

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

We have a broad pipeline of both clinical and preclinical stage therapeutic and prophylactic programs. Our current therapeutic programs include VTP-300 for the treatment of chronic hepatitis B infection, or CHB, VTP-200 for the treatment of human papilloma virus infection, or HPV, VTP-850 for the treatment of prostate cancer and VTP-600 for the treatment of non-small cell lung cancer, or NSCLC. Our current prophylactic programs include VTP-400 for the prevention of herpes zoster, or shingles, and VTP-500 for the prevention of Middle East respiratory syndrome, or MERS. In addition, we co-invented a COVID-19 vaccine candidate with the University of Oxford, which we assigned to Oxford University Innovation, or OUI, to facilitate the license of those rights by OUI to AstraZeneca UK Limited, or AstraZeneca. The product candidate, which we refer to as AZD1222, is now authorized for use under the name Vaxzevria in a number of countries. As of August 12, 2021, AstraZeneca has announced that AZD1222 has been granted emergency use authorization in the United Kingdom, India and Japan, among other countries. AstraZeneca has exclusive worldwide rights to develop and commercialize AZD1222.

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

We have incurred net losses each year since inception. For the three and nine months ended September 30, 2021, we incurred net losses of $4.6 million and $35.9 million, respectively. For the three and nine months ended September 30, 2020, we generated a net income of $0.2 million and incurred a net loss of $7.4 million, respectively. As of September 30, 2021, we had an accumulated deficit of $93.5 million and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and/or timing associated with the development of that product candidate or could prevent continuation of that program being in the company’s interests. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we might be required to expend significant additional financial resources and time on the completion of clinical development. In some circumstances, such as the emergence of a significantly more effective therapy from a competitor, it may be appropriate to discontinue a product candidate program. Including the net proceeds from our IPO, we expect that our cash balance as of September 30, 2021 will enable us to fund our operating expenses and capital requirements into 2024.

Recent Developments

On September 3, 2021, we announced the publication of new preclinical data indicating that Vaccitech Oncology Limited’s ChAdOx1/MVA prime-boost immunotherapeutic has potential as a novel cancer treatment. This research from the University of Oxford and the Ludwig Institute for Cancer Research shows that the cancer immunotherapeutic generates effective anti-tumor immune responses and, in combination with immunotherapy, decreases tumor size and increases the survival rates in mouse models. The technology is comprised of the ChAdOx vector, which underpins the Oxford-AstraZeneca COVID vaccine. The prime-boost viral vector product is licensed to Vaccitech Oncology Limited (VOLT), a strategic initiative between the Ludwig Institute for Cancer Research and Vaccitech plc. In October 2021, we opened a first-in-human clinical trial of the immunotherapeutic (VTP-600) in patients with non-small cell lung cancer.

On September 7, 2021 we announced that we entered into a lease within the Zeus development at Harwell Science and Innovation Campus, Harwell, United Kingdom. We plan to relocate our headquarters to the site from Oxford by mid-2022.

In October 2021 we completed recruitment for cohorts 1-5 for our Phase 1 (HBV001) clinical trial for VTP-300. We have already presented interim data from cohorts 1 and 2, and further results are expected to be available in the fourth quarter of 2021 and the first quarter of 2022.

On November 4, 2021, VTP-500 results from the Saudi Arabia Phase 1 study were published in The Lancet Microbe. The Phase 1 data showed that VTP-500 was generally well tolerated in patients, and we plan to continue further development of the product candidate.

Impact of the COVID-19 Pandemic

The spread of COVID-19, which we refer to as the COVID-19 pandemic, and the policies and regulations implemented by governments in response to the COVID-19 pandemic have had a significant impact, both directly and indirectly, on the global economy and our business and operations, including continuing disruption to our clinical trial activities. Of note, the initiation of our Phase 1 clinical trial for VTP-500, which is being conducted at the University of Oxford, was paused due to COVID-19. In addition, the COVID-19 pandemic has had a negative affect on the operations of our third-party manufacturers and the supply chain for our product candidates and clinical trial materials, due to limitations on travel imposed or recommended by federal, state/provincial or municipal governments, employers and others.

Our study protocols have been amended so that participants who have previously received Vaxzevria (or any other adenovirus-based vaccine) wait for a minimum of 3 months between their last adenovirus vaccine and injection with our immunotherapeutic product candidates to prevent prior vector immunity affecting the study.

In the VTP-200 program the initiation of investigational sites for the Phase 1/2a clinical trial (HPV001) across all countries has been impacted by COVID-19. The UK is particularly affected as resources to support set up of trials not related to COVID-19 have been low across sites. Other pandemic related issues affecting recruitment include the mass vaccination programs and the adverse publicity early in the second quarter of 2021 specifically around Vaxzevria. Participant recruitment continues to be delayed with last patient first visit anticipated in the first quarter of 2022, and the interim analysis is expected to be available in the third quarter of 2022.

For our Phase 1 (HBV001) clinical trial for VTP-300, recruitment of patients with Chronic Hepatitis B (CHB) in the UK has been challenging, due to COVID-19 lockdowns. We completed recruitment for cohorts 1-5 in October 2021 and results of the study are expected to be available in the first quarter of 2022. For our Phase 1b/2a (HBV002) clinical trial for VTP-300, CHB patient recruitment continues with delays in Taiwan due to the ongoing COVID-19 lockdown in the country. Patient recruitment has also been delayed in South Korea due to the roll out of Vaxzevria vaccine and vaccine hesitancy. Patient recruitment is estimated to be completed in the first quarter of 2022, with interim data also expected toward the beginning of the first quarter of 2022.

If the disruption due to the COVID-19 pandemic continues, our planned future preclinical and clinical development for our other product candidates could also be delayed due to government orders and site policies as a result of the pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have mandated that our non-laboratory based employees, such as clinical, manufacturing, finance, administrative, quality, regulatory and program managers split their time between working from home and the office, being sure to maintain social distancing and adhere to COVID-19 working guidelines when on the office premises. In addition, we continue to limit the number of staff in any given research and development laboratory at any time to maintain social distancing. Our increased reliance on personnel working from home may negatively impact productivity, increase the potential risks of data privacy or security breaches, or disrupt, delay, or otherwise adversely impact our business.

We are still assessing our business plans and the impact the COVID-19 pandemic may have on our ability to advance the development of our product candidates as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom we rely, or to raise financing to support the development of our ongoing product candidate development. No assurances can be given that this analysis will enable us to avoid part or all of any impact from the COVID-19 pandemic, including downturns in business sentiment generally or in our sector in particular. The Delta variant increased, and other variants may increase, COVID-19 case counts significantly, which may further impact our ability to conduct our business. The impact of government regulations, vaccine adoption rates (including boosters), the effectiveness of vaccines, and the continuing economic effects of the pandemic and containment measures may also further adversely impact our business. We cannot currently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties on whom we rely or with whom we conduct business were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

Components of Our Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so in the near future, if at all. Our revenue to date has been derived from a research grant from BARDA, a research collaboration and license agreement with Enara Bio and the OUI License Agreement Amendment with OUI relating to AZD1222.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, rent expenses related to our offices, depreciation, foreign exchange gains and losses on our cash balances and other central non-research costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs would normally increase as our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.

Other Income (Expense)

Change in Fair Value of Derivatives

We recognized a change in fair value in relation to the conversion and redemption features embedded in the convertible loan notes in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2021. We had an embedded derivative liability related to the conversion features, the cash redemption feature on maturity and the cash redemption feature upon an exit event that settles in noncash consideration embedded in convertible loan notes. The fair value of the embedded derivatives is a Level 3 valuation with the significant unobservable inputs being the probability of exercise of conversion and cash redemption features. Significant judgment is employed in determining the appropriateness of certain of these inputs.

Loss on Extinguishment of Convertible Loan Notes

On March 15, 2021, we issued 28,957 Series B preferred shares, or Series B Shares, amounting to $125.2 million. Each Series B Share is convertible into 309 ordinary shares and nine deferred shares at the holders’ option at any time. The Series B funding constituted a qualified equity financing in accordance with the terms of the convertible loan notes. As a result, the convertible loan notes were converted on March 15, 2021 into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price.

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

While our significant accounting policies are more fully described in Note 2 to our annual consolidated financial statements for the year ended December 31, 2020 included in our prospectus on Form S-1 dated April 30, 2021, we believe that revenue recognition, accrued research and development expenses, stock based compensation and fair value of stock options and embedded derivatives are most critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three	Three
	months	months
	ended September 30,	ended September 30,
	2021	2020	Change
Revenue from Licenses, Grants & Services	$19	$3,251	(3,232)
Operating expenses:
Research & development	4,371	3,702	669
General and administrative	1,184	977	207
Total operating expenses	5,555	4,679	876
Loss from operations	(5,536)	(1,428)	(4,108)
Other income (expense)
Change in fair value of derivatives	—	3	(3)
Unrealized exchange gain on convertible loan notes	—	982	(982)
Interest expense	—	(969)	(969)
Research and development incentives	959	1,612	(653)
Total other (expense) income	959	1,628	(669)
Tax (expense)/benefit	7	—	7
Net (loss)/income	$(4,570)	$200	(4,770)

Revenue

For the three months ended September 30, 2021, our revenue consisted of license revenue from a research, collaboration and license agreement with Enara Bio. For the three months ended September 30, 2020, our revenue primarily consisted of $2.4 million from the OUI License Agreement Amendment with respect to the AstraZeneca COVID-19 vaccine candidate AZD1222, $0.5 million of reimbursement of research and development expenses from BARDA and $0.1 million of service revenue from a research, collaboration and license agreement with Enara Bio.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and September 30, 2020:

	Three	Three
	months	months
	ended September 30,	ended September 30,
	2021	2020	Change
Direct research and development expenses by program:
VTP-200 HPV	787	739	(48)
VTP-300 HBV	1,552	716	836
VTP-600 NSCLC	43	218	(175)
VTP-800/850 Prostate cancer	634	25	609
Other and earlier stage programs	(124)	997	(1,121)
Internal research and development expenses:
Personnel-related (including share-based compensation)	1,376	665	711
Facility related	96	54	42
Other internal costs	7	287	(280)
Total research and development expense	$4,371	$3,702	669

Our research and development expenses for the three months ended September 30, 2021 and 2020 were $4.4 million and $3.7 million, respectively. Personnel-related expenses were $1.4 million and $0.7 million, respectively, as a result of the relative increase in our headcount across both the UK and US. Direct expenses for outside services and consultants and laboratory materials were $2.9 million for the three months ended September 30, 2021 and $2.7 million for the three months ended September 30, 2020 and mainly comprised of costs for clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. The Other and earlier stage programs for the three months ended September 30, 2021 include a refund of $0.3 million received in respect of the closure of the MVA-based influenza prophylactic, VTP-100, which did not meet defined primary clinical endpoints in 2020.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $1.2 million, which were mainly attributable to personnel expenses of $4.4 million, including the share-based payment charge of $2.9 million, insurance costs of $1.8 million and legal and professional fees of $0.8 million, netted by unrealized foreign exchange gain on cash revaluation of $5.8 million. For the three months ended September 30, 2020, general and administrative expenses were $1.0 million, including personnel expenses of $0.7 million, and professional fees and consulting fees of $0.3 million.

Research and Development Incentives

For the three months ended September 30, 2021 and 2020, we accrued research and development incentives of $1.0 million and $1.6 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. We account for such relief received as other income.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Nine months	Nine months
	ended September	ended September
	30, 2021	30, 2020	Change
Revenue from Licenses, Grants & Services Operating expenses:	$269	$4,467	(4,198)
Operating expenses:
Research & development	13,490	11,821	1,669
General and administrative	15,332	3,059	12,273
Total operating expenses	28,822	14,880	13,942
Loss from operations	(28,553)	(10,413)	(18,140)
Other income (expense)
Change in fair value of derivatives	5,994	3	5,991
Unrealized exchange gain on convertible loan notes	209	982	(773)
Loss on extinguishment of convertible loan notes	(13,789)	—	(13,789)
Interest income	2	—	2
Interest expense	(2,650)	(969)	(1,681)
Research and development incentives	2,789	2,989	(200)
Others	(3)	—	(3)
Total other (expenses) income	(7,448)	3,005	(10,453)
Tax benefit	60	—	60
Net loss	$(35,941)	$(7,408)	(28,533)

Revenue

For the nine months ended September 30, 2021, our revenue primarily consisted of $0.2 million of reimbursement of research and development expenses from BARDA and $0.05 million of license revenue from a research, collaboration and license agreement with Enara Bio. For the nine months ended September 30, 2020, our revenue primarily consisted of $2.4 million from the OUI License Agreement Amendment with respect to the AstraZeneca COVID-19 vaccine candidate AZD1222, $1.4 million of reimbursement of research and development expenses from BARDA and $0.4 million of service revenue from a research, collaboration and license agreement with Enara Bio.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and September 30, 2020:

	Nine months	Nine months
	ended September	ended September
	30, 2021	30, 2020	Change
Direct research and development expenses by program:
VTP-200 HPV	2,192	2,360	(168)
VTP-300 HBV	4,630	2,537	2,093
VTP-600 NSCLC	628	1,109	(481)
VTP-800/850 Prostate cancer	1,342	25	1,317
Other and earlier stage programs	609	2,669	(2,060)
Internal research and development expenses:
Personnel-related (including share-based compensation)	3,821	2,314	1,507
Facility related	182	165	17
Other internal costs	86	642	(556)
Total research and development expense	$13,490	$11,821	1,669

Our research and development expenses for the nine months ended September 30, 2021 and 2020 were $13.5 million and $11.8 million, respectively. Personnel-related expenses were $3.8 million and $2.3 million, respectively, as result of the relative increase in our headcount across both the UK and US. Direct expenses for outside services and consultants and laboratory materials were $9.4 million for the nine months ended September 30, 2021 and $8.7 million for the nine months ended September 30, 2020 and mainly comprised of costs for clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. The Other and earlier stage programs for the nine months ended September 30, 2021 includes a refund of $0.3 million received in respect of the closure of the MVA-based influenza prophylactic, VTP-100, which did not meet defined primary clinical endpoints in 2020.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 were $15.3 million, which were mainly attributable to personnel expenses of $15.5 million, including the share-based payment charge of $11.6 million, insurance costs of $3.0 million and legal and professional fees of $2.2 million, netted by unrealized foreign exchange gain on cash balances of $6.2 million. The share-based payment charge includes a one-off expense relating to the RSUs that vested upon the successful completion of our IPO. For the nine months ended September 30, 2020, general and administrative expenses were $3.1 million, including personnel expenses of $3.3 million, and professional fees and consulting fees of $0.7 million, netted by unrealized foreign exchange gains on our cash balances of $0.4 million.

Change in fair value of derivatives

For the nine months ended September 30, 2021, and 2020, we recognized a change in fair value of $6.0 million and $0.003 million, respectively, in relation to the conversion and redemption features embedded in the convertible loan notes.

Loss on extinguishment of convertible loan notes

For the nine months ended September 30, 2021, we recognized a loss of $13.8 million related to conversion of convertible loan notes into 12,421 Series B preferred shares. The loss is a difference between (1) the fair value of those shares ($53.7 million) and (2) the sum of the carrying amounts of the convertible loan notes ($25.6 million) and the bifurcated conversion and redemption feature liability ($14.4 million).

Interest Expense

For the nine months ended September 30, 2021, and 2020, interest expense was $2.7 million and $1.0 million respectively, which primarily relate to our convertible loan notes, which carry a market rate of interest.

Research and Development Incentives

For the nine months ended September 30, 2021 and 2020, we accrued research and development incentives of $2.8 million and $3.0 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. We account for such relief received as other income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, and most recently from an upfront payment from OUI in connection with the OUI License Agreement Amendment and the issuance of convertible loan notes. Through September 30, 2021, we had received gross proceeds of approximately $324.8 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of September 30, 2021, we had cash and cash equivalents of $233.9 million. Key financing and corporate milestones include the following:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Nine months	Nine months
	ended September	ended September
	30, 2021	30, 2020
Net cash used in operating activities	$(24,611)	$(6,132)
Net cash used in investing activities	(722)	(98)
Net cash provided by financing activities	222,733	24,954
Effect of exchange rates on cash and cash equivalents	(6,795)	(526)
Net increase (decrease) in cash and cash equivalents	$190,605	18,198

Cash Used in Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $24.6 million, primarily resulting from our net loss of $35.9 million, adjusted by fair value gain on embedded derivatives of $6.0 million, loss on conversion of convertible loan notes of $13.8 million, share-based compensation of $12.9 million, non-cash interest expense of $0.8 million, depreciation and amortization of $0.3 million, foreign exchange gain on convertible loan notes of $0.2 million and changes in our operating assets and liabilities, net of $10.2 million. During the nine months ended September 30, 2020, net cash used in operating activities was $6.1 million, primarily resulting from our net loss of $7.4 million, adjusted by share-based compensation of $1.4 million, and changes in our operating assets and liabilities, net of $0.3 million.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2021 and 2020, cash used in investing activities was $0.7 million and $0.1 million, respectively, which resulted from capital expenditures in connection with new labs, improvements to expand our laboratory space and purchases of property and equipment.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $222.7 million consisting of $121.8 million of net proceeds from the issuance of Series B shares, $102.8 million of net proceeds from our initial public, offering costs of $2.2million and $0.3 million of proceeds from issuance of shares to noncontrolling interest. During the nine months ended September 30, 2020, cash provided by financing activities was $25.0 million consisting of net proceeds from the issuance of convertible loan notes.

Effect of exchange rates on cash and cash equivalents

During the nine months ended September 30, 2021 and 2020, the effect of foreign exchange on cash and cash equivalents was $6.8 million and $0.5 million respectively, primarily as a result of fluctuations between the U.S dollar and pound sterling exchange rates.

Future Funding Requirements

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we are not yet profitable and have incurred losses in each period since our inception in 2016. As of September 30, 2021, we had an accumulated deficit of $93.5 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ADSs held by non-affiliates exceeded $700.0 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncement that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency and Currency Translation

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling and Australian dollar. Our reporting currency is the U.S. dollar, our functional currency is the pound sterling and the functional currency of our wholly owned foreign subsidiary, Vaccitech Australia Pty, is the Australian dollar. Our cash and cash equivalents as of September 30, 2021 consisted primarily of cash balances held by Vaccitech (UK) Limited in U.S. dollars.

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

Interest Rate Sensitivity

We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash and cash equivalents of $233.9 million as of September 30, 2021, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

In connection with the reviews and audits of our consolidated financial statements for each of the periods ended December 31, 2019 and 2020, September 30, 2020, and March 31, 2020 and 2021, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. The material weaknesses related to: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of U.S. generally accepted accounting principles, or U.S. GAAP, commensurate with our financial reporting requirements; (ii) our IT general control environment has not been sufficiently designed to include appropriate user access rights and (iii) policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As a result, a number of adjustments to our consolidated financial statements for each of the years ended December 31, 2019 and 2020 were identified and made during the course of the audit process. In addition, our condensed consolidated financial statements for the three months ended March 31, 2021 include the correction of an error related to the year ended December 31, 2019.

We are continuing to implement measures designed to improve our internal control over financial reporting to remediate the material weaknesses, including having hired a Chief Financial Officer and Head of Financial Reporting. The additional personnel will oversee the implementation of improved processes and internal controls, build our financial management and reporting infrastructure and further develop and document our accounting policies and financial reporting procedures, including review and supervision. We have also taken measures to address the IT general control environment and expect to implement a new enterprise resource planning system before the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2021, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Quarterly Report on Form 10-Q as filed with the SEC on August 12, 2021.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2021 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

During the period between July 1, 2021 and September 30, 2021, we issued to certain of our employees and advisors, options to purchase an aggregate of 30,900 ordinary shares at an average exercise price of $14.96 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.

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
10.1*

Lease Agreement dated September 3, 2021 by and among The Harwell Science and Innovation Campus General

Partner Limited, The Harwell Science and Innovation Campus Nominee Limited, The Harwell Science and

Innovation Campus Limited Partnership and Vaccitech (UK) Limited.

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

VACCITECH PLC

Date: November 12, 2021	By:	/s/ William Enright
William Enright
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Georgy Egorov
Georgy Egorov
Chief Financial Officer (Principal Financial
and Accounting Officer)