Form 10-K
period 2021-12-31
Vaccitech plc
filed 2022-03-25
CIK 1828185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-40367

VACCITECH PLC

(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Schrodinger Building

Heatley Road

The Oxford Science Park

Oxford, United Kingdom

(Address of principle executive offices) (Zip Code)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ¨

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐¨	Accelerated filer	☐¨	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares, nominal value £0.000025 per share, in the form of American Depositary Shares, held by non-affiliates was approximately $404.4 million.

The number of shares outstanding of the registrant’s ordinary shares, nominal value £0.000025 per share, as of 25 March, 2022: 37,191,048 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this annual report on Form 10-K.

VACCITECH PLC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

We own various trademark registrations and applications, and unregistered trademarks, including our name, our corporate logo and technologies acquired as part of our acquisition of Avidea Technologies, Inc. in December 2021. We have an exclusive license to use and display the Vaccitech registered trademark in order to commercialize Vaccitech in the United Kingdom. All other trade names, trademarks and service marks of other companies appearing in this prospectus are the property of their respective holders. Solely for convenience, the trademarks and trade names in this prospectus may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

From time to time, we may use our website, our Facebook page at Facebook.com/Vaccitech, our Twitter account at @Vaccitechplc and our LinkedIn account at linkedin.com/company/Vaccitech-plc/to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.vaccitech.co.uk. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Facebook page, our Twitter posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains express or implied forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward- looking statements and opinions contained in this annual report are based upon information available to our management as of the date of this annual report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this annual report include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological License Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency, United Kingdom Medicines and Healthcare products Regulatory Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current and future product candidates and programs into, and successfully complete, clinical trials;
●	our ability to establish future or maintain current collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our expectations surrounding the payments we expect to receive pursuant to the AstraZeneca License Agreement;
●	the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates;
●	our and our collaborators’ ability to obtain, maintain, defend and enforce our intellectual property protection for our product candidates, and the scope of such protection;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved products;
●	regulatory developments in the United States and foreign countries;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the accuracy of our estimates of our annual total addressable markets, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends;
●	our ability to overcome the challenges posed by the COVID-19 pandemic to the conduct of our business; and

●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

You should refer to the section titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this annual report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should read this annual report and the documents that we reference in this annual report with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements in this annual report by these cautionary statements.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

●	We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.
●	Actual payments we may receive in connection with certain milestones or net sales under the AstraZeneca License Agreement may differ materially from those described in this annual report, and there can be no assurance that we will receive any such payments at all.
●	We have not yet generated any material revenue from our product candidates.
●	If we engage in further acquisitions or future strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
●	We may require substantial additional funding in the future. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
●	If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval or reimbursement and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	Clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all. If our preclinical studies and clinical trials are not sufficient to support marketing authorization of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.
●	Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.
●	Our product candidates may cause serious adverse events, serious side effects or have other properties that could halt their clinical development, prevent their marketing authorization, require expansion of the trial size, limit their commercial potential or result in significant negative consequences.
●	If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	The market opportunities for certain of our oncology product candidates may be relatively small as it may be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.

●	The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted our business and we expect will continue to adversely impact some aspects of our business, including our preclinical studies and clinical trials.
●	We may form or seek additional collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
●	The marketing authorization processes of the FDA, the EMA, MHRA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing authorizations for our product candidates, or the marketing authorization is for a narrower indication than we seek, our business will be substantially harmed.
●	Even if we receive marketing authorization for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop and our technology may be adversely affected.
●	Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others and if we fail to comply with our current or future obligations in any agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
●	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	We will need to grow the size of our organization and we may experience difficulties in managing this growth;
●	We identified material weaknesses in connection with our internal control over financial reporting. Although we are taking steps to remediate these material weaknesses, we may not be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.
●	If we were classified as a passive foreign investment company, it would result in adverse U.S. federal income tax consequences to U.S. Holders (as defined below).
●	A variety of risks associated with operating our business internationally could materially adversely affect our business.
●	Our business and results of operations may be negatively impacted by the UK’s withdrawal from the EU.

PART I

Item 1. Business

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

We have a broad pipeline of both clinical and preclinical stage therapeutic and prophylactic programs. Our current therapeutic programs include VTP-300 for the treatment of chronic hepatitis B infection, or CHB, VTP-200 for the treatment of human papilloma virus infection, or HPV, VTP-850 for the treatment of prostate cancer and VTP-600 for the treatment of non-small cell lung cancer, or NSCLC. Our current prophylactic programs include VTP-400 for the prevention of herpes zoster, or shingles, and VTP-500 for the prevention of Middle East respiratory syndrome, or MERS. In addition, we co-invented a COVID-19 vaccine candidate with the University of Oxford, which we assigned to Oxford University Innovation, or OUI, to facilitate the license of those rights by OUI to AstraZeneca UK Limited, or AstraZeneca. The vaccine, formerly referred to as AZD1222, is now authorized for use under the marketing name Vaxzevria in a number of countries. AstraZeneca has exclusive worldwide rights to develop and commercialize Vaxzevria.

Scientists have successfully harnessed the immune system to prevent and treat diseases using a wide range of approaches over hundreds of years. In the prophylactic setting, vaccines aim to create lasting protective immunity, while in the therapeutic setting, immunotherapeutics aim to enhance the body’s immune response to pathogens and infected or cancerous cells to enable a cure. A key element of the immune system is specialized white blood cells, or lymphocytes. B cells and T cells are the two main types of lymphocytes. B cells are responsible for generating antibodies while T cells assist in the clearance of acute and chronic infections, such as hepatitis B virus and HPV, and are involved in killing cells that become cancerous. Over the past three decades, hundreds of vaccine and immunotherapy trials have examined a wide variety of approaches that induce the production of cytotoxic, or CD8+, T cells against infected and cancerous cells. These trials have demonstrated that different vaccine and immunotherapy approaches induce different breadths and magnitudes of immune response. While there have been many successes, certain diseases requiring a robust CD8+ T cell response have remained resistant to existing approaches.

Infected or cancerous cells are recognized through specific molecules, or antigens, which induce an immune response in the human body. Our platform is designed to stimulate the production of very high levels of T cells, in addition to antibodies, against such antigens. Our approach for the treatment or prevention of a disease with a known target antigen is to prime the immune system with an initial injection of a proprietary adenovirus vector encoded with the target antigen. In the therapeutic setting, this is typically followed by a boost with a second, different, viral vector encoded with the same antigen. This is known as a heterologous prime-boost approach. We employ unique antigen design strategies to optimize immune presentation and maximize the desired type of antibody and/or T cell immunogenicity that we are seeking to induce. This heterologous prime-boost approach has been shown to provide the highest magnitude and durable immunogenic CD8+ T cell response induced in humans to date. Our platform is further differentiated by its flexibility, applicability across diseases in both the therapeutic and prophylactic setting, favorable tolerability profile and proven rapid production on a large scale.

In 2021, we achieved a number of strategic, operational, and financial objectives, which we believe positions us to deliver on our long-term plans:

●	In March, we raised $166.5 million of proceeds in a Series B private financing, including $41.2 million from previously issued convertible loan notes that converted into Series B shares.
●	In May, we raised gross proceeds of $110.5 million from the initial public offering of our ordinary shares, represented by American Depositary Shares on Nasdaq.

●	In July, we signed a clinical trial collaboration with Arbutus Biopharma to evaluate RNAi Therapeutic, AB-729, in combination with our immunotherapeutic, VTP-300, in patients with chronic HBV.
●	In September, we signed a lease for 31,000 square feet within the Zeus development at the Harwell Science and Innovation Campus in Oxford, United Kingdom. The site will house the Company’s headquarters, state-of-the-art wet laboratory and offices. We anticipate completing the relocation by mid-2022.
●	In October, we presented safety and immunogenicity data from Phase 1 and Phase 1/2a clinical trials at AASLD’s Liver Meeting.
●	In November, we announced the publication of results of a Phase 1 clinical trial of VTP-500, a vaccine candidate in development to prevent Middle East Respiratory Syndrome, or MERS. The study, conducted by researchers at The King Abdullah International Medical Research Centre and Oxford University, showed that the vaccine candidate was generally well tolerated and induced both humoral and cellular immune responses.
●	In November, we presented safety and immunogenicity data from the lead in portion of our ongoing HPV Phase 1/2a clinical trial at the International Papillomavirus Conference 2021.
●	In December, we reported interim efficacy data from a Phase 1b/2a clinical trial in chronic HBV patients demonstrating greater than 1 log reduction in surface antigen at the three month timepoint in one of the cohorts.
●	In December, we acquired Avidea Technologies, Inc., or Avidea, which expands our product pipeline, including autoimmune programs, adds scientific expertise, and brings complementary platform technologies to our arsenal.
●	In December, the Cancer Research UK and the Ludwig Institute for Cancer Research initiated patient dosing in a Phase 1/2a clinical trial to test the safety and initial efficacy of VTP-600, an immunotherapeutic in development for the treatment of non-small cell lung cancer. The therapeutic candidate employs our viral vector prime-boost platform to deliver two cancer-associated proteins, MAGE-A3 and NY-ESO-1 to tumor cells.

Strategic Transactions

In December 2021, we acquired Avidea Technologies Inc. to expand both our technology base and product pipeline and to strengthen our scientific leadership in immunotherapies and vaccines. Prior to the acquisition, Avidea was a privately-held biotechnology company with a goal of advancing the next generation of safer and more effective T cell immunotherapies for treating cancer, infections, and autoimmune diseases. Avidea’s precision immunotherapies are enabled by polymer-drug conjugate technologies, which are purpose-built to address the need for improved T cell and antibody-based immunotherapies. Avidea has established current Good Manufacturing Practice, or cGMP, processes for its platforms and also achieved compelling in vivo proof-of-concept data in rigorous preclinical models for a number of product candidates. This has enabled a strong pipeline of immunotherapies, some of which we expect will enter clinical testing in 2022 and 2023.

Avidea’s existing product candidates were developed using its SNAPvax platform. As reported in several recent high-profile publications, Nature Biotechnology and Nature Immunology, the SNAPvax platform is designed to use self-assembly to co-deliver multiple antigens and immunomodulators in nanoparticles of precise, programmable size and composition, thereby enabling immunotherapy product candidates with tighter control over immune responses. The SNAPvax platform can be configured either to induce high magnitude cytotoxic T cells for treating cancer and chronic infections or to induce regulatory T cells for treating autoimmunity and allergies.

Within oncology, Avidea’s platform will expand our pool of target antigens and can be used to augment our heterologous prime-boost vaccines, which we believe will increase the probability of therapeutic success in this highly competitive area. The ability to induce antigen-specific regulatory CD4+ T cells with SNAPvax has the potential to broaden the range of therapeutic areas that we can pursue to include allergies and autoimmune diseases, each with significant market potential.

Our Pipeline

The chart below provides key information about our programs.

Our proprietary platform comprises several components that, when combined, allow us to develop product candidates designed to induce high and durable levels of antigen-specific T cells and B cells to prevent and treat infectious diseases and cancer. The key elements of our platform include our proprietary modified simian adenoviral vectors, known as ChAdOx1 and ChAdOx2, as well as the well-validated Modified Vaccinia Ankara, or MVA, boost vector, both with demonstrable tolerability profiles and an inability to replicate in humans. We believe both ChAdOx1 and MVA have favorable tolerability profiles, based on extensive clinical testing performed by us and others. MVA has also been administered in commercial use and in multiple clinical trials to over 130,000 people without significant safety issues, including 120,000 of whom received it as a next-generation smallpox vaccine in Germany. The combination of a ChAdOx prime with MVA boost has consistently generated significantly higher magnitudes of CD8+ T cells as compared to other technologies and approaches. We have also developed proprietary enhancements for both our ChAdOx and MVA vectors to increase T cell induction and response, and we employ unique antigen design strategies to optimize in vivo immune presentation and maximize the desired type of immunogenicity while maintaining an optimal tolerability profile. In addition, our understanding and expertise in manufacturing optimization has allowed us to manipulate adenovirus genomes to enable rapid generation of recombinant adenoviral vectors at Good Manufacturing Practice, or GMP, standards at exceptional speed and significant scale.

With the acquisition of Avidea, we have added SNAPvax to our proprietary platform. SNAPvax is a modular vaccine platform that is designed to leverage self-assembling nanoparticles to target multiple peptide antigens and immunomodulators to key immune cell populations for promoting T cell immunity. A recent article in Nature Biotechnology described SNAPvax as among the most efficient vaccine platforms for inducing T cell immunity reported to date. Another article in Nature Biotechnology reported that SNAPVax enables repeated intravenous, or IV, administration to maximize efficacy.

Within oncology, we are advancing assets based on the SNAPvax cancer vaccine candidate, or SNAPvax CV, co-delivering tumor antigens and an immunostimulant (TLR-7/8a) for use in heterologous prime-boost regimens for treating advanced cancers. SNAPvax CV is designed to provide a unique advantage as compared to other cancer vaccine candidates as it can be repeatedly administered by the IV route to engage every stage of the cancer immunity cycle (T cell priming and expansion; tumor inflammation; T cell recruitment; and T cell licensing) to potentially maximize therapeutic benefit. Outside oncology, we are advancing assets based on the SNAPvax tolerance vaccine candidate, or SNAPvax TV, that targets autoantigens and immunomodulators (e.g., mTOR inhibitors) to specific immune cells for inducing regulatory T cells for treating autoimmunity.

We have several therapeutic programs in our pipeline focusing on infectious diseases and oncology.

VTP-300: An Immunotherapeutic Targeting Chronic HBV Infection

We designed VTP-300 to enable a functional cure for patients with CHB, a life-threatening disease that affects an estimated 257 million people worldwide. VTP-300 is a novel immunotherapy candidate that we intend to administer in combination with a low-dose anti-PD-1 antibody to overcome the immune suppression and T cell exhaustion that results from CHB. We are currently conducting a Phase 1 safety and immunogenicity clinical trial in healthy volunteers and CHB patients. Interim data from two studies, a Phase 1 study investigating ChAdOx1-HBV alone in healthy volunteers and patients and a Phase 1/2a study in patients investigating a heterologous prime-boost regimen using ChAdOx-HBV and MVA-HBV, was announced in the fourth quarter of 2021. These data showed that, in CHB patients, VTP-300 induced robust T cells against targeted hepatitis B viral antigens. We expect to announce additional Phase 1/2a interim efficacy data at the International Liver Congress on June 22 to 26, 2022, followed by Phase 1/2a full efficacy clinical trial data in the second half of this year.

In July 2021, we announced that we entered into a clinical trial collaboration agreement with Arbutus Biopharma Corporation, or Arbutus, to evaluate an innovative therapeutic combination for the treatment of patients with CHB infection who are already receiving standard-of-care nucleos(t)ide reverse transcriptase inhibitor, or NrtI, therapy.

The multi-center, Phase 2a clinical trial will evaluate the safety, pharmacokinetics, immunogenicity, and antiviral activity of Arbutus’s proprietary GalNAc delivered RNAi therapeutic candidate, AB-729, followed by our proprietary immunotherapeutic candidate, VTP-300, in NrtI-suppressed patients with CHB. The Phase 2a clinical trial is expected to initiate in the first half of this year and will be sponsored by Arbutus, subject to oversight by a joint development committee composed of representatives from Arbutus and Vaccitech. The parties retain full rights to their respective product candidates and will split all costs associated with the clinical trial. Pursuant to the agreement, the parties intend to undertake a larger Phase 2b clinical trial depending on the results of the initial Phase 2a clinical trial.

VTP-200: Developing a Potential Non-Invasive Treatment for Persistent High-Risk HPV

We are developing VTP-200 as a potential curative treatment for persistent high-risk HPV infection and associated pre-cancerous lesions. An estimated 291 million women worldwide are carriers of HPV DNA, which can progress to pre-cancerous cervical lesions if untreated. We are currently enrolling patients in a Phase 1/2a clinical trial of VTP-200 in Europe and the UK with last patient, first visit anticipated in the second quarter of 2022, and a planned interim analysis is expected to be available in the fourth quarter of 2022.

VTP-850: Our Next-Generation Immunotherapeutic Candidate for Prostate Cancer

We are developing our next-generation immunotherapy candidate, VTP-850, as a treatment for castration sensitive nonmetastatic prostate cancer. Prostate cancer is the fifth leading cause of cancer-related death in men worldwide. VTP-850 builds on the positive data from a Phase 1/2a clinical trial of VTP-800, our first generation product candidate which encodes 5T4, an antigen expressed by most prostate cancers. VTP-800 has been administered to patients with prostate cancer in two clinical trials sponsored by the University of Oxford. We are developing VTP-850 with the goal of inducing a broader immune response by targeting 5T4 plus additional important antigens expressed by prostate cancer cells. We plan to start a Phase 1/2 clinical trial of VTP-850 in the third quarter of 2022.

VTP-600: Our Immunotherapeutic Candidate Targeting MAGE-A3 and NY-ESO-1 Antigens

We are developing VTP-600, our immunotherapy candidate designed to encode the tumor-associated antigens MAGE-A3 and NY-ESO-1 initially for the treatment of NSCLC in combination with standard of care treatment, chemotherapy and pembrolizumab. Lung cancer is the most common cancer diagnosis and cause of cancer death worldwide, with 85% of cases classified as NSCLC. About 25% to 30% of NSCLC patients have squamous histology and the remainder have non-squamous histology. MAGE-A3 is expressed in 48% of squamous NSCLC and 24% of non- squamous NSCLC. NY-ESO-1 has been shown to have an expression rate of 27% across all NSCLC types. We initiated a first-in-human Phase 1/2a trial in the first quarter of 2022, in collaboration with Cancer Research UK, or CRUK, which is sponsoring and funding this study.

VTP-400: A Prophylactic Vaccine Product Candidate for Shingles

Beyond our therapeutic programs, we are also developing several prophylactic vaccine candidates. VTP-400 is our vaccine candidate in development to prevent shingles in adults aged 50 years and older. There are an estimated 140 million cases globally of shingles each year, which can result in significant post-infection pain, known as post-herpetic neuralgia, or even death. Our regional partner in China and Southeast Asia, CanSino, plans to initiate a Phase 1 clinical trial of VTP-400 for shingles prevention in China.

VTP-500: A Vaccine Candidate to Prevent MERS

We are developing VTP-500 as a vaccine product candidate to prevent infection and subsequent disease caused by the MERS coronavirus. Although human-to-human transmission appears to be rare, MERS coronavirus has the potential to cause epidemics, infecting hundreds of thousands of people and causing significant morbidity and mortality in 34% of infected individuals. Clinical efficacy trials to prevent MERS are challenging to execute due to the sporadic nature of infection, however studies have demonstrated positive Phase 1 safety and immunogenicity data. In November 2021, VTP-500 results from the Saudi Arabia Phase 1 study were published in The Lancet Microbe. The Phase 1 data showed that VTP-500 was generally well tolerated in patients, and we plan to continue further development of the product candidate.

Vaxzevria (formerly AZD1222): Prophylactic Vaccine for the Prevention of COVID-19 Infection

We believe our platform also positions us to develop vaccines rapidly to address epidemic and pandemic threats, as demonstrated by the speed of the initiation of clinical trials of Vaxzevria (formerly VTP-900 and AZD1222) for the prevention of COVID-19, which entered the clinic within three months from initial antigen design. We co-invented our first-generation COVID-19 vaccine candidate VTP-900, now Vaxzevria, in partnership with the University of Oxford’s Jenner Institute, which we assigned to OUI to facilitate the licensing of those rights by OUI to AstraZeneca. Vaxzevria, which is currently in Phase 3 clinical trials, uses our first-generation vector, ChAdOx1, and encodes the SARS-CoV-2 spike protein.

On June 28, 2021, a sub-analysis from the Oxford-led COV001 and COV002 trials showed that Vaxzevria induced strong immune responses following either a prolonged second dose interval of up to 45 weeks or following a third boosting dose. The results, published by the University of Oxford in The Lancet on September 1, 2021, demonstrated that antibody levels remain elevated from baseline for at least one year following a single dose. An extended interval between the first and second dose of Vaxzevria of up to 45 weeks, resulted in up to an 18-fold increase in antibody response, measured 28 days after the second dose. With a 45 week dosing interval between the first and second dose, antibody titres were four times higher than with a 12 week interval, demonstrating that a longer dosing interval is not detrimental but can derive stronger immunity. In addition, a third dose of Vaxzevria, given at least 6 months after a second dose, boosted antibody levels six-fold and maintained T cell response. A third dose also resulted in higher neutralising activity against the Alpha, Beta, and Delta variants.

On January 13, 2022, AstraZeneca announced positive results from a preliminary analysis of an ongoing safety and immunogenicity trial which showed that Vaxzevria, when given as a third dose booster, increased the immune response to Beta, Delta, Alpha and Gamma SARS-CoV-2 variants, while a separate analysis of samples from the trial showed increased antibody response to the Omicron variant. The results were observed among individuals previously vaccinated with either Vaxzevria or an mRNA vaccine. AstraZeneca also announced that the vaccine has been granted a conditional marketing authorization or emergency use in more than 90 countries. It also has Emergency Use Listing from the World Health Organization, which accelerates the pathway to access in up to 144 countries through the COVAX Facility.

As of February 10, 2022, more than 2.5 billion doses of Vaxzevria have been supplied across more than 170 countries globally. We are eligible to receive a share of royalties and other revenue received by OUI pursuant to its agreement with AstraZeneca for Vaxzevria.

Our History and Team

We were founded in May 2016 as a spin-out from a leading institution in the United Kingdom, the Jenner Institute at the University of Oxford, with the aim of developing and commercializing innovative immunotherapeutics and vaccines to treat and prevent infectious diseases and cancer. Our platform uses technologies that were developed at the Jenner Institute over 15 years and through clinical trials involving thousands of participants. Our scientific founders, Professor Adrian Hill and Professor Sarah Gilbert, are leaders in the fields of infectious diseases, immunology, vaccine development and viral vectors. Professor Hill is the founding Director of the Jenner Institute at the University of Oxford and is also the Lakshmi Mittal and Family Professor of Vaccinology at the University of Oxford. Professor Gilbert is Professor of Vaccinology at the University of Oxford and leads programs on the development of vaccines against multiple emerging viral pathogens as well as research into vaccine manufacturing. She is the Oxford Project Lead for the Oxford/AstraZeneca COVID-19 vaccine project.

We have assembled a management team with extensive expertise in building and operating biopharmaceutical organizations that have discovered, developed and delivered innovative medicines to patients. Our management team has broad experience and successful track records in biopharmaceutical research, clinical development, regulatory affairs, manufacturing and commercialization, as well as in business, operations, and finance. Our management team’s experience was gained at leading institutions that include Aeras,

Agalimmune, Altimmune, Aptiv Solutions, Exscientia, GenVec, Goldman Sachs, Kite Pharma, Pfizer, Novartis, PsiOxus, UBS and Vical.

Our board of directors has extensive expertise in the fields of science, business and finance. Our scientific advisory board, or SAB, works with our management team in the planning and development of scientific, clinical, and research and development initiatives and strategies. The SAB is composed of scientific and clinical thought leaders in the fields of vaccine development, immunology, infectious diseases and oncology.

The Key Elements of Our Platform

Our proprietary platform comprises several components that, when combined, allow us to develop product candidates designed to induce high and durable levels of antigen-specific T cells and B cells to prevent and treat infectious diseases and cancer while maintaining the desired tolerability profile. Our platform generates excellent immunogenicity in terms of B cell and T cell responses and is differentiated by its ability to induce very high numbers of functional and durable CD8+ T cells. The key elements of our platform are:

●	Proprietary Simian Vectors: ChAdOx1 and ChAdOx2 are modified simian adenoviral vectors which deliver target antigens into cells to generate a specific immune response. These viruses were originally isolated from chimpanzees to avoid pre-existing immunity issues affecting the use of human adenovirus vectors. Researchers at the Jenner Institute modified the ChAdOx viruses to be non-replicating and to have an increased antigen-carrying capacity. To date, we have developed several vaccine and immunotherapy candidates with the ChAdOx vectors, each carrying target antigens that are specific to desired pathogens and diseases. Adenoviral vectors have demonstrable safety profiles and are immunogenic in all age groups evaluated to date.
●	Well-Validated Boost Vector: MVA is a highly attenuated vaccinia virus used to deliver target antigens into cells to generate or boost an immune response. MVA has a large antigen-carrying capacity and is especially immunogenic when used as a boosting vector in a heterologous prime- boost regimen. MVA is replication-deficient and has a well-documented safety profile in hundreds of thousands of people, and is licensed as a smallpox vaccine in both Europe and the US.
●	Proprietary Promoters and Enhancers: Promoters and molecular enhancers are genetic codes that influence antigen expression. For our adenoviral vectors, we use a proprietary promoter that is modified from cytomegalovirus. The use of this modified promoter has been shown to increase antigen expression and also the resulting immune response. For our MVA vector, we use a proprietary promoter to control expression of recombinant antigens and thereby enhance T cell induction levels. We may use molecular adjuvants to enhance the CD8+ T cell response.
●	Antigen Selection and Design: We select full-length and subunit antigenic sequences from target pathogens, autoimmune targets or cancers. We employ unique antigen design strategies to optimize in vivo immune presentation and maximize the desired type of immunogenicity while maintaining the desired tolerability profile. For example, some target diseases may require a greater T cell-mediated response, whereas others may require a more balanced T and B cell response. We use cutting-edge bioinformatics methods to design and optimize our antigen-encoding vectors. To select antigen targets for pathogens, we use databases to rank options based on factors including global distribution of genetic strains, evolutionary competitive advantage, known pathogenicity and sequence upload bias. We design our antigens to achieve maximal antigen presenting cell processing to elicit T cells.
●	Rapid Vector Generation and Manufacturing: We employ manipulation of adenovirus genomes to enable rapid generation of recombinant adenoviral vectors to meet GMP standards. We believe our sequencing techniques have the potential to result in safer, more stable, product candidates. Our adenovirus product candidates can be manufactured at exceptional speed and to significant scale, as it has been demonstrated with the COVID-19 vaccine candidate AZD1222. AZD1222, which is based on the ChAdOx1 vector, was designed, constructed and manufactured for human use within three months. Normal GMP production processes typically take six to ten months each for adenovirus and for MVA.
●	The Syntholytic and SNAPvax platforms allow for the presentation of essentially any chosen peptide to the immune system on a nanoparticle. This platform allows for small molecules, such as Toll-like receptor agonists or inducers of T regulatory cells, to be co-delivered to the target cells. The platform has induced high magnitude, functional CD8+ T cells, especially when given as part of a prime-boost combination with ChAdOx1 in preclinical studies in mice and non-human primates. The products can be delivered by either the intramuscular or intravenous route, can modify innate immune function, and can be given repeatedly.

Our Collaboration and License Agreements

2016 License Agreement with OUI

In March 2016, we entered into a license agreement, or the 2016 OUI License Agreement (as amended in January 2019 and April 2020), with OUI (previously known as Isis Innovation Limited) for the development and commercialization of vaccines for influenza, cancer (including therapeutic and prophylactic vaccines and including cancer associated with viral infections), varicella zoster and MERS. We refer to these areas together as the “Field.”

Pursuant to the 2016 OUI License Agreement, OUI granted us a worldwide license under certain patent rights of OUI, including rights related to the use of ChAdOx1, ChAdOx2, adenoviral and MVA promoters and influenza product candidates, among other rights, or the Licensed Technology, to develop, manufacture, use and commercialize licensed products. The rights are exclusive in certain fields and non-exclusive in others. Our license to certain patents and applications relating to certain adenoviral vectors encoding a pathogen or tumor antigen and certain pox virus expression systems is exclusive within the Field, non- exclusive in all other fields, and excludes veterinary applications. Our license to certain patents and applications relating to certain compositions and methods is exclusive in all fields and excludes veterinary applications. Our license for the use of the ChAdOx1 vector under certain patents and applications relating to certain simian adenovirus and hybrid adenoviral vectors is exclusive in the Field, non-exclusive in all other fields, and excludes veterinary applications (apart from MERS) and certain specified indications. Furthermore, our license with respect to the use of the ChAdOx2 vector under certain patents and applications relating to certain adenoviral vectors is exclusive in certain vaccine-related fields, non- exclusive in all other fields, and excludes all veterinary applications (apart from MERS) and certain other specified indications. In addition, we also obtained a license to certain clinical data generated from OUI projects and related confidential know-how to develop, manufacture, use and commercialize licensed products, and such license is exclusive in the Field, other than with respect to know-how related to ChAdOx2, which is licensed non-exclusively. The Licensed Technology is sublicensable subject   to obtaining OUI’s prior written consent (such consent not to be unreasonably withheld, conditioned or delayed) and inclusion in any sublicense agreement of restrictions on further sub-licensing, among other terms and conditions.

Pursuant to the 2016 OUI License Agreement, all intellectual property rights resulting from improvements made prior to the second anniversary of the agreement (i) to the licensed patent rights by the inventor belong to OUI, and (ii) to the Licensed Technology by us belong to us. OUI retains the right for the University of Oxford and any person who works or has worked on the Licensed Technology to use the Licensed Technology, as well as any improvements that we made to that technology during the first two years of the license, for education, research and limited clinical patient care. Furthermore, the University of Oxford may publish the Licensed Technology and those improvements without our consent provided that they have first given us advance notice and delayed the publication if necessary for us to obtain patent protection. In addition, OUI retains the right to grant academic and research licenses to any third parties under the Licensed Technology to encourage basic research for education and limited clinical patient care but may not grant licenses for commercialization of the Licensed Technology that is exclusively licensed to us, nor for development or marketing or products or services that are produced or supplied using the Licensed Technology.

Upon execution of the 2016 OUI License Agreement, we paid OUI a one-time upfront fee of £100,000. We are obligated to pay OUI a low single-digit royalty (that varies based on the indication) on net sales of any product or process produced by or using the Licensed Technology. If we sublicense the Licensed Technology, we will be required to pay OUI a mid-single-digit royalty on any royalties paid to us by the sublicensee and a high single-digit royalty on non-royalty sublicensing income (excluding milestone payment income overlapping with milestone payments paid to OUI and income used to fund research and development). As of December 31, 2021, we had paid OUI £18,750 in royalties under the 2016 OUI License Agreement. In the event that the royalties (excluding the royalty on sublicensing income) owed to OUI do not amount to a specified minimum ranging from the mid five figures to low six figures based on the license year in each year following March 2020, we must also pay OUI the difference between the royalty paid and the applicable minimum sum payable. In March 2021 we therefore paid £38,750 to OUI, being the difference between royalties paid and the minimum sum payable. In addition, we are required to pay OUI milestone payments of up to an aggregate of £14.8 million upon the achievement of specified development, regulatory and commercial milestones.

Unless earlier terminated, the 2016 OUI License Agreement will continue until the later of the expiration of the last claim of a licensed patent or 20 years from the date of the agreement. The last patent under the 2016 OUI License Agreement, if granted, is expected to expire in November 2039, without giving effect to any potential patent term extensions or patent term adjustments. Either party may terminate for the uncured breach of the other party. We may terminate the agreement at any time upon three months’ prior written notice. OUI may terminate the agreement upon us filing for bankruptcy or in the event of liquidation or receivership proceedings, or upon 30 days’ prior written notice upon the occurrence of certain other events. Upon termination of the 2016 OUI License Agreement, we are required to, among other things, grant to OUI an irrevocable, transferable, non-exclusive license to develop, make and use any improvements to the Licensed Technology which we made prior to the second anniversary of the date of the agreement.

2017 License Agreement with OUI

In September 2017, we entered into a further license agreement with OUI, or the 2017 OUI License Agreement, for the development and commercialization of vaccines for HBV and HPV.

Pursuant to the 2017 OUI License Agreement, we acquired a worldwide license under certain additional patent rights of OUI, including rights related to the use of HBV vaccine product candidates, HPV vaccine product candidates and shark invariant chain polypeptides, among other rights, or the 2017 Licensed Technology, to develop, manufacture, use and commercialize licensed products. The rights are exclusive in some fields and non-exclusive in others. Our license to certain patents and applications relating to certain HBV and HPV vaccines is exclusive in all fields. Our license to certain patents and applications relating to molecular adjuvants is non-exclusive in the field of HBV. Our license to certain patents and applications relating to certain simian and hybrid adenoviral vectors is exclusive in the fields of HPV associated diseases and HBV. Further, our license to certain patents and applications relating to certain other vectors is exclusive in the field of HBV.

Pursuant to the 2017 OUI License Agreement, we also obtained a non-exclusive license under related know- how to develop, manufacture, use and commercialize licensed products in all fields. The 2017 Licensed Technology is sublicensable subject to obtaining OUI’s prior written consent (such consent not to be unreasonably withheld, conditioned or delayed) and inclusion in any sublicense agreement of restrictions on further sub-licensing, among other terms.

Pursuant to the 2017 OUI License Agreement, all intellectual property rights resulting from improvements made prior to the second anniversary of the agreement (i) to the licensed patent rights by the inventor belong to OUI, and (ii) to the 2017 Licensed Technology by us belong to us. OUI retains the right for the University of Oxford and any person who works or has worked on the 2017 Licensed Technology to use the 2017 Licensed Technology, as well as any improvements that we made to that technology during the first two years of the license, for education, research and limited clinical patient care. Furthermore, the University of Oxford may publish the 2017 Licensed Technology and those improvements without our consent provided that they have first given us advance notice and delayed the publication if necessary for us to obtain patent protection. In addition, OUI retains the right to grant academic and research licenses to any third parties under the 2017 Licensed Technology to encourage basic research for education and limited clinical patient care but may not grant licenses for commercialization of the 2017 Licensed Technology that is exclusively licensed to us, nor for development or marketing or products or services that are produced or supplied using the 2017 Licensed Technology.

Upon execution of the 2017 OUI License Agreement, we paid OUI a one-time upfront fee of £50,000. We are obligated to pay OUI a low single-digit royalty (that varies based on the indication) on net sales made by us or our sublicensees of any product or process produced by or using the 2017 Licensed Technology. In the event that such sales royalties owed to OUI do not amount to a specified minimum ranging from the mid five figures to low six figures based on the license year in each year following September 2020, we must also pay OUI the difference between the royalty paid and the applicable minimum sum payable. If we sublicense the 2017 Licensed Technology, we will be required to pay OUI a mid-single-digit royalty on non- royalty sublicensing income (excluding milestone payment income overlapping with milestone payments paid to OUI and income used to fund research and development). In addition, we are required to pay OUI milestone payments of up to an aggregate of £9.85 million upon the achievement of specified development, regulatory and commercial milestones.

Unless earlier terminated, the 2017 OUI License Agreement will continue until the later of the expiration of the last claim of a licensed patent or 20 years from the date of the agreement. The last patent under the 2017 OUI License Agreement, if granted, is expected to expire in August 2038, without giving effect to any potential patent term extensions or patent term adjustments. Either party may terminate for the uncured breach of the other party. We may terminate the agreement at any time upon three months’ prior written notice. OUI may terminate the agreement upon us filing for bankruptcy or in the event of liquidation or receivership proceedings, or upon 30 days’ prior written notice upon the occurrence of certain other events. Upon termination of the 2017 OUI License Agreement, we are required to, among other things, grant to OUI an irrevocable, transferable, non-exclusive license to develop, make and use any improvements to the Licensed Technology which we made prior to the second anniversary of the date of the agreement.

2019 License Agreement with OUI

In January 2019, we entered into an additional license agreement with OUI, or the 2019 OUI License Agreement. Pursuant to the 2019 OUI License Agreement, OUI granted us a worldwide, license under an additional patent application of OUI related to the rapid production of recombinant adenovirus constructs, to be used as personalized cancer vaccines or emerging pathogen vaccines, and related confidential know-how, or the 2019 Licensed Technology, to develop, manufacture, use and commercialize licensed products. The license is exclusive in the field of personalized cancer vaccines for therapeutic use in humans, non- exclusive in in all other fields and excludes veterinary applications (apart from MERS) and certain other specified indications. The license is sublicensable subject to obtaining OUI’s prior written consent (such consent not to be unreasonably withheld, conditioned or delayed) and inclusion in any sublicense agreement of restrictions on further sub-licensing, among other terms.

Pursuant to the 2019 OUI License Agreement, all intellectual property rights resulting from improvements made prior to the second anniversary of the agreement (i) to the licensed patent rights by the inventor belong to OUI, and (ii) to the 2019 Licensed Technology by us belong to us. OUI retains the right for the University of Oxford and any person who works or has worked on the Licensed Technology to use the 2019 Licensed Technology, as well as any improvements that we make to that technology during the first two years of the license, for education, research and limited clinical patient care. Furthermore, the University of Oxford may publish the 2019 Licensed Technology and those improvements without our consent provided that they have first given us advance notice and delayed the publication if necessary for us to obtain patent protection. In addition, OUI retains the right to grant academic and research licenses to any third parties under the 2019 Licensed Technology to encourage basic research for education and limited clinical patient care but may not grant licenses for commercialization of the 2019 Licensed Technology that is exclusively licensed to us, nor for development or marketing or products or services that are produced or supplied using the 2019 Licensed Technology.

Upon execution of the 2019 OUI License Agreement, we paid OUI a nominal upfront fee. We are required to pay OUI a variable low single-digit royalty on net sales of products we develop using the 2019 Licensed Technology, which varies depending on whether the sales are within or outside of the field of personalized cancer vaccines for therapeutic use in humans. While we are continuing to develop the 2019 Licensed Technology, no product candidate that we are currently developing incorporates this technology. If we sublicense the 2019 Licensed Technology, we will be required to pay OUI a 15% or 7% royalty (for licensed products within the field and outside the field respectively) on any royalties paid to us by the sublicensee and 15% or 7.5% of non-royalty sublicensing income (for sublicenses granted before or after three years after the date of the agreement respectively). In the event that the aforementioned royalties (excluding the royalty on non-royalty sublicensing income) owed to OUI do not amount to a specified minimum ranging from the mid five figures to low six figures based on the license year in each year following January 2022, we must also pay to OUI the difference between the royalty paid and the applicable minimum sum payable. In addition, if we develop at least two products in the Field, we are required to pay OUI milestone payments of up to an aggregate of £1.9 million upon the achievement of specified development, regulatory and commercial milestones.

Subject to earlier termination, the 2019 OUI License Agreement will continue until the later of the expiration of the last claim of a licensed patent or 20 years from the date of the agreement. The last patent under the 2019 OUI License Agreement, if granted, is expected to expire in August 2039, without giving effect to any potential patent term extensions or patent term adjustments. Either party may terminate for the uncured breach of the other party. At any time after the third anniversary of the agreement, we may terminate the agreement at any time upon three months’ prior written notice. OUI may terminate the agreement upon us filing for bankruptcy or in the event of liquidation or receivership proceedings, or upon 30 days’ prior written notice upon the occurrence of certain other events. Upon termination of the 2019 OUI License Agreement, we are required to, among other things, grant to OUI an irrevocable, transferable, non- exclusive license to develop, make and use any improvements (to the technology embodied by the relevant licensed patent and know-how) which we made prior to the second anniversary of the date of the agreement.

2018 License Agreement with OUI and Oxford

In September 2018, we entered into a license agreement, or the 2018 License Agreement, with The Chancellor, Masters and Scholars of the University of Oxford, or Oxford, and OUI. Pursuant to the 2016 OUI License Agreement, OUI had granted us certain exclusive rights related to the Licensed Technology, as defined in the 2016 OUI License Agreement, in the field of diagnosis, prevention and treatment of MERS. The 2018 License Agreement enables Oxford to grant a further sublicense to CEPI in the field of MERS, or the Field, and to enable Oxford to conduct related activities.

Pursuant to the 2018 License Agreement, we agreed to grant to Oxford a fully-paid-up, worldwide, non- exclusive license under the Licensed Technology, as defined in the 2016 OUI License Agreement, and developments and improvements to such technology controlled by us during the term of the 2016 OUI License Agreement, or the MERS Technology, in the Field solely for the purpose of enabling Oxford to develop any product or process which uses or is within the scope of the MERS Technology, or Licensed Product. This license includes the right to generate investigational stockpiles, but excludes any commercial use or sale of Licensed Products and is sublicensable by Oxford solely to its collaborators under the framework agreement entered into on or about the same date as the 2018 License Agreement between Oxford, CEPI and Janssen Vaccines & Prevention B.V. Furthermore, we agreed that the rights retained by

OUI under the 2016 OUI License Agreement include the right to allow Oxford to use the MERS Technology to carry out research activities (including in collaboration with other parties) up to and including the performance of Phase 1/2 clinical trials and related activities, and the generation of Licensed Product for research use (but excluding any commercial use or sale of such Licensed Product).

In addition, we agreed to grant to Oxford a fully-paid-up, worldwide, non-exclusive license under the MERS Technology in the Field solely for the purpose of enabling Oxford to grant a sublicense to CEPI in order to address (i) circumstances in which CEPI determines there to be a heightened need for the Licensed Product and that steps should be taken to prepare for such need; and/or (ii) material increases in the number of cases of people infected with MERS in particular geographical areas that are declared a public health emergency. Oxford is permitted to grant CEPI a fully-paid-up, worldwide, non-exclusive sublicense under the MERS Technology to develop, manufacture and commercialize the Licensed Product in the Field anywhere in the world, provided that all end users (i) are in a relevant affected territory, or (ii) are healthcare workers going to an affected territory under the direction of one or more governments or recognized not-for-profit organizations, or Public Sector Agencies, in order to help address a public healthcare issue. However, the sublicense must exclude the right for CEPI to (i) apply for or obtain any marketing approval or conduct any post-marketing activities, (ii) sell Licensed Product other than to Public Sector Agencies on a “cost plus” basis, where “cost plus” means the cost of manufacturing and supply plus a margin of 10% percent on such cost, or (iii) further sublicense its rights other than to its affiliates and/or to Public Sector Agencies and their appointees for the sole purpose of accelerating epidemic preparedness for public health applications.

Pursuant to the 2018 License Agreement, OUI agreed that, notwithstanding our payment obligations under the 2016 OUI License Agreement, we are not obligated to make any payment to OUI in connection with the 2018 License Agreement.

Unless earlier terminated, the 2018 License Agreement shall remain in full force until the expiry or termination of the 2016 OUI License Agreement. We may terminate the 2018 License Agreement immediately upon notice to Oxford in the event of Oxford’s uncured material breach. In the event of termination of the 2018 License Agreement, provided that CEPI is not in breach of the terms of its sublicense, we shall at CEPI’s request grant it a sublicense under the MERS Technology in the Field solely of the scope outlined above and on materially the same terms, to the extent that we are able to do so.

OUI License Agreement Amendment

In April 2020, we entered into an amendment, assignment and revenue share agreement, or the OUI License Agreement Amendment, with OUI to amend the 2016 OUI License Agreement. Pursuant to the 2016 OUI License Agreement and among other rights and obligations, OUI granted to us a non-exclusive license to certain patent applications relating to its ChAdOx1 and ChAdOx2 vaccine vectors and the adenovirus long promoter for use in certain fields, or the Field, including SARS-CoV2, which is the virus known to cause COVID-19. The OUI License Agreement Amendment was entered into to enable a single exclusive license agreement for a COVID-19 vaccine co-developed by us and the University of Oxford’s Jenner Institute to be negotiated with a suitable pharmaceutical partner.

Under the OUI License Agreement Amendment, we agreed to exclude SARS-CoV2 from the Field and to cease use of the ChAdOx1 vector, ChAdOx2 vector and the adenovirus long promoter in SARS-CoV2. In addition, we assigned to OUI our rights to a jointly owned U.K. patent application relating to the composition of matter related to a ChAdOx1 vector-based or a ChAdOx2 vector-based vaccine to prevent COVID-19, or the Assigned Patent Application, as well as certain other intellectual property rights related to any ChAdOx1 vector-based or ChAdOx2 vector-based COVID-19 vaccine covered by the Assigned Patent Application and its manufacture, including rights to the variations, improvements and modifications thereof, whether existing at or arising after the date of the OUI License Agreement Amendment. In consideration of the rights granted by us, OUI agreed to pay us approximately 24% of payments, including royalties and milestones, received by OUI in connection with the commercialization of any ChAdOx1 vector-based or ChAdOx2 vector-based vaccine in the field of SARS-CoV2 covered by or disclosed in the assigned patent application. The last patent under the OUI License Agreement Amendment, which is owned by OUI, if granted, is expected to expire in March 2041, without giving effect to any potential patent term extensions or patent term adjustments.

Impact of OUI’s Agreement with AstraZeneca

OUI has entered into an exclusive research collaboration and worldwide license agreement, or the AstraZeneca License Agreement, with AstraZeneca UK Limited, or AstraZeneca. The following description of the impact of AstraZeneca License Agreement with respect to our rights under the OUI License Agreement Amendment is based solely on an extract of the AstraZeneca License Agreement provided by the parties to that agreement. We are not a party to the AstraZeneca License Agreement and do not have access to a copy of that agreement to verify the accuracy of such extract. In addition, no party to the AstraZeneca License Agreement has confirmed that there are no material terms in that agreement that are not included in the description below that could adversely impact the economic and other terms of the AstraZeneca License Agreement described below. Moreover, there can be no assurance that the AstraZeneca License Agreement is an enforceable agreement, that the parties thereto will comply with their obligations under that agreement (including any obligations of AstraZeneca to make milestone or royalty payments to OUI), or that the terms of that agreement (including royalty rates and other economic terms) will not be modified by the parties in the future. Accordingly, these and other factors could cause amounts received by OUI pursuant to the AstraZeneca License Agreement to differ from those described below, and any such differences could be material.

The AstraZeneca License Agreement allows AstraZeneca to pursue, among other things, the commercialization of a vaccine product candidate for the prevention of COVID-19 containing one or more of the ChAdOx1 or ChAdOx2 vectors or their derivatives. AstraZeneca has announced that as of January 13, 2022, the vaccine has been granted a conditional marketing authorisation or emergency use in more than 90 countries. It also has Emergency Use Listing from the World Health Organization, which accelerates the pathway to access in up to 144 countries through the COVAX Facility.

Pursuant to the OUI License Agreement Amendment, we received $2.4 million in July 2020 as our share of the upfront fee paid by AstraZeneca. We are also entitled to receive a share of certain regulatory and sales milestones and royalties on net sales of AZD1222, as well as a portion of any sublicensing income payable by AstraZeneca. Our share of the royalties on net sales of AZD1222 is approximately 1.4%.

Our understanding is that we will not be entitled to receive any royalties or payments from sub-licensees from the commercialization of AZD1222 until after the pandemic period, which was defined as a period that would end on July 1, 2021 (or such later date when AstraZeneca, in good faith, determines that the COVID-19 pandemic is over). However, our understanding is that we will be entitled to receive our share of any regulatory milestone payments during the pandemic period.

The royalty term for net sales of AZD1222 shall commence once the pandemic period has ended and continue, on a country-by-country basis, until the later of (i) the date upon which the vaccine is no longer subject to patent protection in such country, (ii) expiration of regulatory exclusivity for the vaccine in such country or (iii) ten years from the first commercial sale of the vaccine in such country.

Master Collaboration Agreement with CanSino Biologics Inc.

In September 2018, we entered into a master collaboration agreement, or the CanSino Agreement, with CanSino Biologics Inc., or CanSino. The CanSino Agreement provides a framework under which we can agree with CanSino (in separate project agreements) the details of one or more collaborative projects for the development and commercialization of certain products, and carry out those projects under the terms of the CanSino Agreement and the respective project agreements in our respective territories. Under the CanSino Agreement, the CanSino Territory includes China (including Taiwan, Hong Kong and Macao), Malaysia, Thailand, Myanmar, Indonesia, Laos, Vietnam, and the Philippines, while our territory, or the Vaccitech Territory, includes the rest of the world.

Under the CanSino Agreement, each party grants to the other party a royalty-free, non-exclusive license to use its relevant background intellectual property rights, or Background IPR, solely to perform the project in the other party’s territory, together with a right to sub-license to any agreed-upon subcontractor performing services for and on behalf of the other party. For any collaborative project, each party is obliged to provide to the other party all applicable materials specified in that project agreement and to grant to the other party a non-exclusive license to use such materials solely for the purpose of that project. In addition, each party grants to the other party a non-exclusive license to use its Background IPR and an exclusive license to any new intellectual property created in the course of activities performed by such party in relation to a project or otherwise under the CanSino Agreement, or New IPR, to the extent necessary to commercialize and exploit collaboration products in the other party’s territory. Such commercialization licenses are sublicensable (without further right to sub-license) and subject to the payment of royalties and milestones as set out in the relevant project agreement. CanSino is permitted to commercialize such products only in the CanSino Territory and we are entitled to commercialize such products in the Vaccitech Territory. Both parties are under obligations to use commercially reasonable efforts to maximize sales of products that are the subject of collaboration.

During the term of any project agreement entered into as contemplated by the CanSino Agreement and for three months thereafter, neither party is permitted to enter into discussions, collaborations or similar arrangements with any third parties regarding matters or products which are materially the same as set forth in the project agreement or related to the project that is the subject of the project agreement, unless such party reasonably believes such an arrangement with such third party would not be detrimental to the relevant project or project arrangement. Furthermore, unless agreed otherwise in a project agreement, for any product which we collaboratively develop, CanSino has the exclusive and sub-licensable right to manufacture and supply all master virus seed and clinical adenoviral material necessary for the development and sale of any products by either party in their respective territories. CanSino will supply any such material to be used by us for the manufacture of products to be sold by us (or our sub-licensees) at the price of 15% to 30% over cost of goods sold, or COGS. COGS is equal to the reasonable COGS for equivalent material manufactured by CanSino or its subcontractors for sale by CanSino or its sub-licensees.

Unless agreed otherwise in a project agreement: (i) any improvements of a party’s Background IPR will be owned by the party with rights to such Background IPR, and will be treated as Background IPR; and (ii) New IPR will be owned by one or both parties in accordance with the respective inventive contribution of each party as determined by the principles of United Kingdom patent law. Where any New IPR is wholly owned by a party, that party is obliged to endeavor to file patent applications to the extent required to provide reasonable protection for the relevant product. Where any New IPR is jointly owned by the parties, we are obliged to endeavor to file patent applications to the extent required to provide reasonable protection for the relevant product, in consultation with CanSino, with costs shared between the parties. Before we abandon a jointly-owned patent claiming any New IPR, we must give CanSino at least three months’ notice, and CanSino can request assignment of our rights on terms to be agreed. We are obliged to discuss with CanSino the enforcement of jointly owned patent rights but are entitled to enforce such patent rights outside the CanSino Territory.

Unless earlier terminated, the CanSino Agreement will continue for ten years from the date of the agreement. Either party can terminate by written notice for the uncured material breach or persistent breaches of the other party. Either party may terminate by written notice if the other party cannot pay its debts, takes any step in connection with entering administration, liquidation, or other arrangement with creditors (other than a solvent arrangement), or suspends all or part of its business; or suffers a force majeure event that continues for 60 days. Furthermore, a project agreement entered into pursuant to the CanSino Agreement shall automatically terminate if the 2016 OUI License Agreement or the 2017 OUI License Agreement terminates or expires, Background IPR licensed from OUI is necessary under such project agreement and the parties are unable to agree to a modification of the project or relevant collaboration product that would not require use of such Background IPR.

2018 ChAdOx Zoster Project Agreement (under the CanSino Agreement)

Pursuant to the CanSino Agreement, we entered into a project agreement in September 2018 with CanSino, or the ChAdOx Zoster Project Agreement, with the goal of developing a Zoster vaccine to become a competitor to Shingrix.

Under the ChAdOx Zoster Project Agreement, we are responsible for funding and undertaking various development tasks, including (subject to availability of funding) conducting a Phase 1 clinical trial in the UK. CanSino is responsible for funding and undertaking various development tasks, including conducting a Phase 1 clinical trial in China. The parties’ rights and responsibilities in relation to Phase 2 and 3 clinical trials are pending, subject to further negotiation. In addition, the parties agreed to use all reasonable efforts to enter into a separate supply agreement pursuant to which CanSino will manufacture all product necessary for clinical trials and commercialization under the project agreement. If the parties cannot agree upon such supply agreement, they must follow a specified dispute resolution process set forth in the CanSino Agreement. For all products manufactured by CanSino under a supply agreement that we wish to sell in the Vaccitech Territory, we have agreed to pay the costs incurred by CanSino to manufacture the products plus 20% of such costs.

We received an upfront payment of £50,000 under this project agreement. We will also receive milestone payments of up to an aggregate of £1.125 million based on successful conduct of clinical trials and commercialization of the product. We will receive mid-single-digit royalties on the net sales of the product by or on behalf of CanSino or its sub-licensees in the CanSino Territory. If CanSino sublicense their rights in the product to a non-affiliate third party, we are also entitled to receive a mid-teens royalty on the transaction value (excluding royalties). We must pay to CanSino mid-single-digit royalties on the net sales of the product by or on behalf of us or our sub-licensees in the Vaccitech Territory. A party will benefit from a reduction of its royalties (in the low single digits) where it requires a license from a third party to sell the product in its territory.

Unless earlier terminated, the term of the ChAdOx Zoster Project Agreement will expire upon the later of expiry of all registered patents in the New IP developed under the project, or ten years from first commercial sale of the product. The last patent under the ChAdOx Zoster Project Agreement, if granted, is expected to expire in November 2039, without giving effect to any potential patent term extensions or patent term adjustments. A party may terminate the ChAdOx Zoster Project Agreement by written notice if the other party unreasonably delays the performance of its obligations. Upon the expiration of the term, we agreed to grant CanSino a royalty-free, perpetual, sub-licensable, non-exclusive license to use our Background IPR and our New IPR used to develop, incorporated in, or referenced in any products that are the subject of the project agreement to the extent necessary for CanSino to undertake research, develop, manufacture and commercialize such products in the CanSino Territory. Pursuant to the CanSino Agreement, upon the expiration or earlier termination of the project agreement, except for termination by CanSino for our breach, CanSino agreed to grant us a royalty-free, perpetual, sub-licensable, non-exclusive license to use their Background IPR and New IPR used to develop, incorporated in, or referenced in any products that are the subject of the project agreement to the extent necessary for us to undertake research, develop, manufacture and commercialize such products in the Vaccitech Territory. Unless we terminate the project agreement early for CanSino’s breach, upon early termination after completion of a Phase 1 trial, we will continue to pay CanSino a low single-digit royalty on net sales of the product by us or our sub-licensees in the Vaccitech Territory, for the remainder of the Term. If such early termination is after completion of a Phase 2 trial, the royalty we must pay rises to mid-single digit.

Clinical Trial and Option Agreement with Cancer Research UK

In December 2019, Vaccitech Oncology Limited, or VOLT, entered into a clinical trial and option agreement, or the Clinical Trial Agreement, with CRUK and CRUK’s subsidiary, Cancer Research Technology Limited, or CRT, relating to the conduct of a Phase 1/2a clinical trial of VOLT’s VTP-600 immunotherapy product in patients with non-small cell lung cancer, or the Clinical Trial. The trial opened in the first quarter of 2022 across multiple clinical sites in the UK.

VOLT is our oncology focused strategic collaboration with the Ludwig Institute for Cancer Research, an international non-profit organization that conducts innovative cancer research and is looking to enable the clinical development of new treatments that induce and harness CD8+ T cells of the immune system to fight cancer. VOLT has a license to our proprietary CD8+ T cell induction platform and research by Benoit Van den Eynde’s group at the Ludwig Oxford Branch.

Pursuant to the Clinical Trial Agreement, CRUK is responsible for, among other things, designing, preparing, carrying out and sponsoring the Clinical Trial, at its cost, and VOLT has granted to CRUK a license under its intellectual property to enable CRUK to perform such activities. VOLT is responsible for supplying agreed quantities of its VTP-600 immunotherapy product. VOLT retains the right to continue the development of the product during the Clinical Trial, provided that the parties have first agreed appropriate terms for sharing of safety data. CRUK owns all results, including all intellectual property therein, generated in the performance of the Clinical Trial. Upon the completion of the Clinical Trial, VOLT has the option to obtain a license to use such results, or the VTP-600 License. The terms of the VTP-600 License have been pre-agreed and are set out in the Clinical Trial Agreement.

If VOLT exercises the option to take the VTP-600 License, CRT agrees to grant VOLT an exclusive license under the results of the Clinical Trial that exclusively relate to the VTP-600 immunotherapy product, or the Exclusive Results, and a non-exclusive license under any results that are not Exclusive Results, in each case, to develop and commercialize any product which makes use of the results of the Clinical Trial in an application for regulatory authorization, contains the relevant active ingredients, or is covered by the patent application PCT/EP2019/070555, or the Product. The rights under the VTP-600 License are sublicensable (except to a tobacco company). The exclusive rights granted under the VTP-600 License are subject to the right of certain third-party contributors associated with the Clinical Trial, CRUK and scientists funded or employed by CRUK to use the Exclusive Results for non-commercial scientific or clinical research purposes and to publish the Exclusive Results and the results of non-commercial research performed using the Exclusive Results (subject to the publication process set out in the Clinical Trial Agreement). Upon exercise of the option, VOLT is required to pay a one-time upfront fee of an amount in pounds Sterling in the high six-digits. VOLT is also obligated to make future milestone payments upon the achievement of development, regulatory and commercial milestones, with an aggregate total value of £40,750,000. VOLT is required to pay to CRT a low single-digit royalty on net sales of Products sold by VOLT or its sublicensees. If VOLT sublicenses the right to sell Products, VOLT will also be required to pay to CRT a royalty of between 5% and 20% on non-royalty amounts due to VOLT from a sublicensee, with the precise rate depending on the stage in development at which such sublicense was granted. VOLT is obligated to use commercially reasonable efforts to meet certain development, regulatory and commercialization obligations, including commencement of a Phase 2 clinical trial of a Product in an oncology indication before the second anniversary of the date of the VTP-600 License. CRT may terminate the VTP-600 License in respect of any given Product if VOLT is not actively developing it or fails to launch it after receiving marketing authorization. CRT may also terminate the VTP-600 License as a whole if no Product is being actively developed or commercialized.

If VOLT does not exercise the option to take the VTP-600 License, or if the VTP-600 License or Clinical Trial Agreement is subsequently terminated by CRUK (as described below) VOLT will enter into a step-in agreement with CRT, or the Step-In Agreement. Pursuant to the Step-In Agreement, the terms of which have been pre-agreed and are set out in the Clinical Trial Agreement, VOLT will assign to CRT certain know- how and materials owned or controlled by VOLT. In addition, we agreed to grant to CRT an exclusive sub- license to a third-party patent family relating to viral vectors and methods for the prevention or treatment of cancer and non-exclusive sub-licenses to the HEK293 TetR Cell Line as well as certain third party patents and patent applications relating to certain adenovirus vectors and poxvirus expression systems, in each case, to develop and commercialize the Products on a revenue sharing basis. VOLT will receive a share of between 55% and 80% of the net revenue received by CRT for commercialization of the Product, with the precise share depending on the stage in development at which such Step-In Agreement is entered into.

The term of the Clinical Trial Agreement continues until it is otherwise terminated by the parties or, if the option is not exercised, upon the execution of the Step-In Agreement. The Clinical Trial Agreement can be terminated by either party upon an insolvency event in respect of the other party, for material breach of the other party, or upon a change of control of the other party (if the new controlling entity generates its revenue from the sale of tobacco products). If the Clinical Trial Agreement is terminated by CRUK for such causes prior to VOLT’s exercise of its option, VOLT will reimburse CRUK for all costs incurred or committed in connection with the Clinical Trial. In addition, CRUK may terminate the Clinical Trial Agreement at any time before the last cycle of treatment under the Clinical Trial is complete, in which case, upon VOLT’s request, CRT will grant the VTP-600 License to VOLT with appropriately reduced payments, to reflect the stage of the Clinical Trial at the date of termination. If the Clinical Trial Agreement is terminated for any reason after VOLT’s exercise of its option, VOLT may for three months following such termination continue to manufacture Products to the extent necessary to satisfy orders for Products accepted before such termination, and sell, use or otherwise dispose of Product inventory.

VOLT License Agreement

In November 2018, we entered into a license agreement, or the VOLT License Agreement, with VOLT. Pursuant to the VOLT License Agreement, we granted to VOLT a non-exclusive worldwide license under certain patent rights, know-how and materials related to the use of ChAdOx1, ChAdOx2, adenoviral and MVA promoters, and the TR293 Tet-Repressed Cell Line, or the VOLT Licensed Technology, to manufacture, use and commercialize any product which uses or is within the scope of the VOLT Licensed Technology, or VOLT Licensed Product. In part, the rights granted are a sublicense of rights granted to us by OUI under the 2016 OUI License Agreement. The license is sublicensable subject to obtaining OUI’s prior consent with respect to sublicensing of any of the VOLT Licensed Technology licensed to us by OUI (with such consent not to be unreasonably withheld).

Pursuant to the VOLT License Agreement, we are required to make available to VOLT such further know- how relating to the manufacture of VOLT Licensed Products as we consider to be reasonably necessary or useful. We are also required to notify VOLT on a confidential basis of any improvements to the VOLT Licensed Technology that we develop or acquire rights in, and such improvements will be included within the scope of the license.

Unless earlier terminated, the VOLT License Agreement will continue until the later of the expiration of all patents included in the VOLT Licensed Technology or the know-how included in the VOLT Licensed Technology ceasing to be secret and substantial. The last patent under the VOLT License Agreement, if granted, is expected to expire in July 2039, without giving effect to any potential patent term extensions or patent term adjustments. Either party may terminate for the uncured material breach or insolvency of the other party. In the event of termination of the 2016 OUI License Agreement, we may terminate the VOLT License Agreement in respect of any of the VOLT Licensed Technology that is licensed to us by OUI, and VOLT and OUI shall enter into a direct license containing the same obligations and liabilities as set forth in the VOLT License Agreement.

The VOLT License Agreement was subsequently amended in July 2019 by two separate agreements for the research, development, and commercialization of cancer vaccines targeting MAGE-A3 and NY-ESO-1 for the treatment of various forms of cancer under the VOLT Licensed Technology. Such amendments further elaborated on the parties’ respective rights and obligations, including with respect to VOLT’s payment obligations to us.

Intellectual Property

Our success depends, in part, on our ability to obtain and maintain intellectual property protection for our product candidates, technology and know-how, to defend and enforce our intellectual property rights, in particular, our patent rights, to preserve the confidentiality of our know-how and trade secrets, and to operate without infringing the proprietary rights of others. We seek to protect our product candidates and technologies by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing of third-party intellectual property to develop and maintain our proprietary position. We, or our collaborators and licensors, file patent applications directed to our key product candidates in an effort to establish intellectual property positions to protect our product candidates as well as uses of our product candidates for the prevention and/or treatment of diseases.

As of March 25, 2022, we own a pending patent application filed in the United Kingdom relating to our novel regimens. In addition, we have in-licensed certain patent families relating to our key technology platforms and product candidates, including seven issued U.S. patents, seven pending U.S. patent applications, ten issued foreign patents and 77 pending foreign patent applications. Following the acquisition of Avidea in December 2021 we control a further patent portfolio comprising in-licensed and co-owned patent families, including five pending U.S. patent applications, four issued foreign patents, 27 pending foreign patent applications and three pending Patent Cooperation Treaty, or PCT, patent applications.

Universal Vector Technology Platforms

ChAdOx-1 Expression Vector

As of March 25, 2022, with regard to our ChAdOx-1 expression vector, we in-license from OUI a patent family that includes two issued U.S. patents with claims directed to the composition of matter of the ChAdOx-1 adenovirus vector and methods of using such a vector, and 6 foreign patents granted in such jurisdictions as Australia, China, Europe (validated in 12 countries including Denmark, France, Germany, Italy, Spain, and Great Britain), India and Japan. This patent family also includes a pending U.S. patent application and 4 pending foreign patent applications. The granted patents and pending applications, if issued, are expected to expire in 2032, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Novel Simian Expression Vector

As of March 25, 2022, with regard to our novel simian expression vector technology, we own a pending patent application filed in the United Kingdom with claims directed to our novel simian expression vector. If a patent were to issue from a patent application claiming the benefit of this United Kingdom patent application, such a patent would be expected to expire in 2041 without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Adenoviral Promoter

Certain of our ChAdOx-1 vectors incorporate a proprietary adenoviral promoter, which is covered by a patent family that we in-license from OUI. As of March 25, 2022, the patent family includes two issued U.S. patents and one granted patent in Europe (validated in 7 countries including France, Germany, Italy, Spain, and Great Britain). The patents in this family are expected to expire in 2028, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

MVA-poxvirus Promoter

Our MVA vector incorporates a proprietary poxvirus promoter, or MVA-poxvirus promoter, which is covered by a patent family that we in-license from OUI. As of March 25, 2022, the patent family includes two issued U.S. patents and one granted European patent (validated in 9 countries including Denmark, France, Germany, Italy, Spain, and Great Britain) that are expected to expire in 2031, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Product Candidates

Our VTP-200 product candidate comprises a ChAdOx1-HPV vector and a MVA-HPV vector, where each vector incorporates an engineered HPV antigen. We in-license from OUI a patent family directed to the HPV antigen with claims directed to a nucleic acid encoding a polypeptide comprising certain peptide sequences based on certain HPV proteins. As of March 25, 2022, the patent family includes one issued U.S. patent and nine foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If patents were to issue from such patent applications, they would be expected to expire in 2038, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx-1 expression vector, which is expected to expire in 2032, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.

Our VTP-300 product candidate comprises a ChAdOx1-HBV vector and a MVA-HBV vector, where each vector incorporates an engineered HBV antigen. As of March 25, 2022, we in-license from OUI a patent family with claims directed to a multi-HBV immunogen viral vector vaccine that includes a pending U.S. patent application and 16 foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If patents were to issue from such patent applications, they would be expected to expire in 2038, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx-1 expression vector, which is expected to expire in 2032, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.

Our VTP-600 product candidate comprises a ChAdOx1-MAGE-NYESO vector, a MVA-MAGE vector, and a MVA-NYESO vector. We in-license from Ludwig Institute a patent family with claims directed to a chimpanzee adenovirus vector encapsidating a nucleic acid molecule encoding a MAGE antigen, a NY- ESO-1 antigen or both a MAGE antigen and a NY-ESO-1 antigen. As of March 25, 2022, the patent family includes one pending U.S. patent application and 9 foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If a patent were to issue from a patent application claiming the benefit of this PCT application, such a patent would be expected to expire in 2039, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx-1 expression vector, which is expected to expire in 2032, the patent family directed to our adenoviral promotor, which is expected to expire in 2028, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.

Our VTP-800 product candidate comprises a ChAdOx1-5T4 vector and a MVA-5T4 vector, where each vector incorporates an engineered 5T4 antigen. We in-license from OUI a patent family with claims directed to a composition for inducing a T Cell response comprising a MVA vector expressing the 5T4 antigen polypeptide. As of March 25, 2022, the patent family includes one pending U.S. patent application and 10 foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If a patent were to issue from a patent application claiming the benefit of this PCT application, such a patent would be expected to expire in 2039, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx-1 expression vector, which is expected to expire in 2032, the patent family directed to our adenoviral promotor, which is expected to expire in 2028, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.

Our VTP-500 product candidate comprises a ChAdOx1-MERS vector that incorporates an engineered MERS antigen. We rely on patent protection afforded by the patent family directed to the ChAdOx-1 expression vector, which is expected to expire in 2032 and the patent family directed to our adenoviral promotor, which is expected to expire in 2028, as discussed above.

Our VTP-400 product candidate comprises a ChAdOx1-VZVgE vector that incorporates an engineered VZVgE antigen. We in-license from OUI a patent family with claims directed to an adenoviral vector comprising a nucleic acid encoding the varicella-zoster virus antigen. As of March 25, 2022, the patent family includes one pending U.S. patent application and nine foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If a patent were to issue from a patent application claiming the benefit of this PCT application, such a patent would be expected to expire in 2039, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also rely on patent protection afforded by the patent family directed to the ChAdOx-1 expression vector, which is expected to expire in 2032 and the patent family directed to our adenoviral promotor, which is expected to expire in 2028, as discussed above.

Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and certain foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

The actual protection afforded by a patent may vary on a product by product basis, from country to country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions and the availability of legal remedies in a particular country and the validity and enforceability of the patent. Our patents and patent applications may be subject to procedural or legal challenges by others. We may be unable to obtain, maintain and protect the intellectual property rights necessary to conduct our business, and we may be subject to claims that we infringe or otherwise violate the intellectual property rights of others, which could materially harm our business. For more information about the risks associated with our efforts to obtain adequate intellectual property protection for our product candidates, and the enforcement of such intellectual property rights, as well as the risks associated with third party intellectual property rights, see the section titled “Risk Factors — Risks Related to Our Intellectual Property.” With regard to our VTP-300 product candidate, we are aware of third- party patents in the United States with claims which may be relevant to this product candidate. See “Risk Factors — Risks Related to Intellectual Property — The intellectual property landscape around immunotherapeutics and viral-vector based vaccines is crowded and dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights and such claims may be costly and time-consuming and may prevent or delay our product discovery and development efforts.”

Government Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”), and the Public Health Service Act (the “PHS Act”), and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the research, development, clinical trial, testing, manufacturing, quality control, approval, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, marketing, promotion, export and import, advertising, post-approval monitoring, and post-approval reporting involving biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Further, even if we obtain the required regulatory approvals for our products, pharmaceutical companies are subject to myriad federal, state, and foreign healthcare laws, rules, and regulations governing all aspects of our operations, including, but not limited to, our relationships with healthcare professionals, healthcare institutions, distributors of our products, and sales and marketing personnel; governmental and other third- party payor coverage and reimbursement of our products; and data privacy and security. Such laws, rules, and regulations are complex, continuously evolving, and, in many cases, have not been subject to extensive interpretation by applicable regulatory agencies or the courts. We are required to invest significant time and financial resources in policies, procedures, processes, and systems to ensure compliance with these laws, rules, and regulations, and our failure to do so may result in the imposition of substantial monetary or other penalties by federal or state regulatory agencies, give rise to reputational harm, or otherwise have a material adverse effect on our results of operations and financial condition.

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to GLPs and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	submission to the FDA of an application for an IND which must become effective before human clinical trials may begin;
●	approval of the protocol and related documentation by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
●	preparation of and submission to the FDA of a biologics license application, or BLA, for marketing approval that includes sufficient evidence of establishing the safety, purity, and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current good manufacturing practices, or cGMPs, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA;
●	review of the product candidate by an FDA advisory committee, where appropriate and if applicable;
●	payment of user fees for FDA review of the BLA (unless a fee waiver applies); and

●	FDA review and approval of the BLA, resulting in the licensure of the biological product for commercial marketing.

Before testing any biological product candidate, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of the product’s biological characteristics, chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Prior to commencing an initial clinical trial in humans with a product candidate in the United States, an IND must be submitted to the FDA and the FDA must allow the IND to proceed. An IND is an exemption from the FD&C Act that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA allowance that such investigational product may be administered to humans in connection with such trial. Such authorization must be secured prior to interstate shipment and administration. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature to support the use of the biological product and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. An IND must become effective before human clinical trials may begin. Once submitted, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold or partial clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under the control of, the trial sponsor. Clinical trials are conducted under written trial protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur.

An IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to trial subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Certain information about certain clinical trials must also be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The investigational product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, the initial human testing is often conducted in patients.
●	Phase 2. The investigational product is evaluated in a limited patient population to identify possible adverse side effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and provide an adequate basis for approval and product labeling.

In some cases, FDA may require, or firms may voluntarily pursue, post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor’s data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biological product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review to determine if it is substantially complete before the FDA accepts it for filing. In most cases, the submission of a BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent for its intended use, and whether the product is being manufactured in accordance with cGMP to ensure its continued safety, purity and potency. The FDA may refer applications for novel biological products or biological products that present difficult or novel questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, including to subpopulations of patients, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, precautions or interactions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing trials. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Orphan drug designation may also entitle a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Expedited Development and Review Programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life- threatening diseases or conditions. To be eligible for fast track designation, new drugs and biological product candidates must be intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product. One benefit of fast track designation, for example, is that the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

Under the FDA’s breakthrough therapy program, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast track designation. The FDA may take other actions appropriate to expedite the development and review of the product candidate, including holding meetings with the sponsor and providing timely advice to, and interactive communication with, the sponsor regarding the development program.

A product candidate is eligible for priority review if it treats a serious or life-threatening disease or condition and, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Under priority review, the FDA’s goal is to review an application in six months once it is filed, compared to ten months for a standard review. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Additionally, drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity or mortality, that is reasonably likely to predict irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

Post-approval Requirements

Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements, as well as requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. We currently rely, and may continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

Manufacturers also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry- sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Failure to comply with the applicable United States requirements at any time during the product development process, approval process, or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, product detentions or refusal to permit the import or export of the product, restrictions on the marketing or manufacturing of the product, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with physicians or other stakeholders, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws, including applicable tracking and tracing requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. As a result, the ultimate implementation and impact of the BPCIA is subject to significant uncertainty.

In addition to exclusivity under the BPCIA, a biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods tied to patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Government Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products as well as authorization and approval of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials.

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the current Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Regulation offer sponsors the possibility to choose between the requirements of the previous Directive and the new Regulation if the request for authorization of a clinical trial is submitted in the year after the new Regulation became applicable. If the sponsor chooses to submit under the previous Directive, the clinical trial continues to be governed by the Directive until three years after the new Regulation became applicable. If a clinical trial continues for more than three years after the Regulation became applicable, the new Regulation will at that time begin to apply to the clinical trial. The new Regulation, which is directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have also been established for the assessment of clinical trial applications.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

European Union Drug Review and Approval

In the European Union, medicinal products, including biological medicinal products, are subject to extensive pre- and post-market regulation by regulatory authorities at both the European Union and national levels.

To obtain regulatory approval of a biological medicinal product under the European Union regulatory system, we must submit a marketing authorization application, or MAA, either under a centralized procedure administered by the European Medicines Agency, or EMA, or one of the procedures administered by competent authorities in the European Union: the decentralized procedure, national procedure, or mutual recognition procedure. A marketing authorization may be granted only to an applicant established in the EEA.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the entire territory of the EU and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic-cell therapy and tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of viral diseases, autoimmune and other immune dysfunctions and cancer. For those products for which the use of the centralized procedure is not mandatory, applicants may elect to use the centralized procedure where the product contains a new active substance not yet authorized in the European Union, and where the applicant can show that the product constitutes a significant therapeutic, scientific or technical innovation or for which a centralized process is in the interest of public health at a European Union level.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the EMA is responsible for conducting an initial assessment of whether a product meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit-risk profile. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days from receipt of a valid MAA, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the timeframe of 210 days for assessment will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

For products not falling within the mandatory scope of the centralized procedure, national marketing authorizations may be obtained, which are issued by the competent authorities of the European Union Member States and only cover their respective territory. Where a product has already been authorized for marketing in an European Union Member State, this national marketing authorization can be recognized in another European Union Member State through the mutual recognition procedure. If the product has not received a national marketing authorization in any Member State at the time of application, it can be approved simultaneously in various European Union Member States through the decentralized procedure. As with the centralized procedure, the competent authorities of the European Union

Member States assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy before granting the marketing authorization.

The application used to submit the BLA in the United States is similar to that required in the European Union, with certain exceptions. Directive 2001/83/EC and the laws in the Member States transposing this Directive into national law set out the requirements for an MAA. An MAA for a biological medicinal product must contain certain additional requirements to applications for other medicinal products, such as a description of the origin and history of the starting materials used for the product.

Data and Marketing Exclusivity

The European Union also provides opportunities for market exclusivity. Upon receiving marketing authorization in the European Union, innovative medicinal products, approved on the basis of a complete independent package, generally receive eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the European Union until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained a marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Designation and Exclusivity

Products with an orphan designation in the European Union can receive ten years of market exclusivity, during which time “no similar medicinal product” for the same indication may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity where an agreed pediatric investigation plan for pediatric trials has been complied with. No extension to any supplementary protection certificate can be granted on the basis of pediatric trials for orphan indications. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) the prevalence of such condition must not be more than five in 10,000 persons in the European Union when the application is made, or (b) without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the European Union to justify the investment needed for its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition, or if such a method exists, the product would be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers made available by the European Union and its Member States to support research into, and the development and availability of, orphan medicinal products. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Orphan medicine marketing exclusivity may be revoked only in very select cases, specifically:

●	if it is established that a similar medicinal product is safer, more effective or otherwise clinically superior;
●	with consent from the marketing authorization holder for the authorized orphan product; or

●	the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

Pediatric Development

In the European Union, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization with the results of pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate, or SPC, provided an application for such extension is made at the same time as filing the SPC application for the product or at any point up to 2 years before the SPC expires, even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME Designation

In March 2016, the EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines, or PRIME, scheme is intended to encourage product development in areas of unmet medical need (where there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and provides accelerated assessment of products representing substantial innovation. The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial MAA through under the centralized procedure. Applicants will typically be at the exploratory clinical trial phase of development, and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies, if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in man trials indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the CHMP or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Post-Approval Controls

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include the following:

●	The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
●	All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post- authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety trials. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

●	All advertising and promotional activities for the product must be consistent with the approved SmPC and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under European Union directives, the details are governed by regulations in each European Union Member State and can differ from one country to another.

The aforementioned EU rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”), and the United Kingdom officially withdrew from the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or Transition Period, during which European Union rules continued to apply. However, the European Union and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of United Kingdom and European Union pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current European Union regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the European Union and the TCA does not provide for mutual recognition of United Kingdom and European Union pharmaceutical legislation. For example, the United Kingdom has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the United Kingdom will mirror the new Clinical Trials Regulation now that has come into effect is not yet known, however the MHRA has conducted a consultation on a set of proposals designed to improve and strengthen the United Kingdom clinical trials legislation.

Great Britain is no longer covered by the European Union’s procedures for the grant of centralized marketing authorizations (as a result of the Northern Ireland Protocol, Northern Ireland will be covered by the centralized authorization procedure and can be covered as a CMS under the decentralized or mutual recognition procedures). A separate marketing authorization will therefore be required to market drugs in Great Britain. All medicinal products with a valid centralized marketing authorization on January 1, 2021 were automatically converted into Great Britain marketing authorizations (unless the marketing authorization holder opted out of such a conversion). For two years from 1 January 2021, the United Kingdom’s regulator, the Medicines and Healthcare products Regulatory Agency, or MHRA, may rely on a decision taking by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. This is known as the EC Decision Reliance Procedure. The MHRA also offers a 150-day assessment timeline for all high quality applications for a UK, Great Britain or Northern Ireland marketing authorization. The 150 day timeline does not, however, include a “clock-off” period which may occur if issues arise or points require clarification following an initial assessment of the application. Such issues should be addressed within a 60-day period, although extensions may be granted in exceptional cases.

Since January 1, 2021, a separate process for orphan designation has applied in Great Britain. There is now no pre-marketing authorization orphan designation (as there is in the European Union) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of a marketing authorization application for a United Kingdom or Great Britain marketing authorization. The criteria for orphan designation are the same as in the European Union, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain, as opposed to the European Union, and the prevalence of the condition must be no more than 5 in 10,000 person in Great Britain).

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we may seek regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurers, and managed healthcare organizations. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage, and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor.

Moreover, product candidates may not be considered medically necessary or cost-effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations, and financial condition. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time- consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization of the product.

In addition, the U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services; examining the medical necessity of pharmaceutical or biological products; reviewing the cost-effectiveness of such products; and questioning the safety and efficacy of such products. Adoption of new price controls and cost-containment measures, or adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, that it will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available, or that the third-party payors’ reimbursement policies will not adversely affect the ability of manufacturers to sell products profitably. Decreases in third-party reimbursement for any product or a decision by a third party not to cover a product could reduce physician usage and patient demand for such product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the U.S. federal Anti-Kickback Statute, or AKS; the civil False Claims Act, or FCA; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; and similar foreign, federal, and state fraud and abuse, transparency, and privacy laws.

The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering, or paying remuneration to induce, or in return for, either the referral of an individual, or the purchase, lease, ordering, or arranging for or recommending the purchase, lease, or ordering, of any item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value, whether given directly or indirectly, in cash or in kind. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, third-party payors, patients, and others on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but they are drawn narrowly, and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of an applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, a claim submitted to a federal healthcare program that includes items or services resulting from a violation of the AKS constitutes a false or fraudulent claim that may result in civil liability under the FCA.

Civil and criminal false claims laws, and civil monetary penalty laws, including the FCA, which can be enforced through civil whistleblower or qui tam actions, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent. For example, the FCA prohibits any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product, or for subsidizing copays for patients, including indirectly through charitable patient assistance programs, as an inducement for patients to utilize their products.

HIPAA created additional federal civil and criminal liability for, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing, or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items, or services relating to healthcare matters. Similar to the AKS, a person or entity can be found guilty of violating HIPAA’s fraud and abuse provisions without actual knowledge of the statute or specific intent to violate it.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose certain requirements on HIPAA covered entities, which include certain healthcare providers, healthcare clearinghouses, and health plans, and individuals and entities that provide services on their behalf that involve individually identifiable health information, known as business associates, relating to the privacy, security, and transmission of individually identifiable health information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses, and may be complicated by the fact that the applicable rules are subject to changing interpretation. HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services, or HHS, affected individuals, and if the breach is large enough, the media. In addition to reputational harm, entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing civil actions.

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (currently defined to include doctors of medicine or osteopathy, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician practitioners, such as physician assistants and nurse practitioners. Additionally, we may be subject to federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs and federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

We are also subject to additional similar U.S. state and foreign equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or that apply regardless of payor; state laws which require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws which require pharmaceutical companies to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws which require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we or our officers, directors, employees, contractors, or agents may be subject to penalties, including, without limitation, significant civil, criminal, and administrative penalties; damages; fines; exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions; entry into a corporate integrity agreement or similar reporting obligations to resolve allegations of non-compliance; disgorgement; imprisonment; contractual damages; reputational harm; diminished profits; and the curtailment or restructuring of our operations.

Data Privacy and Security Laws

We may also be subject to data privacy and security laws in the United States and various jurisdictions around the world in which we operate or process personally identifiable information (“personal information” or “personal data”). In the United States, even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C. § 45(a). The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations. In addition, certain states have enacted laws that govern the privacy and security of health information and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation as well as reputational harm. For example, California recently enacted the California Consumer Privacy Act, or the CCPA, and the California Privacy Rights Act, or the CPRA. Also, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the CDPA, and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, the CPA, into law. The CDPA and the CPA will both become effective January 1, 2023. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Outside of the United States, we also face stringent privacy and data protection requirements. For example, in the European Economic Area or EEA, the collection, use, storage, disclosure, transfer, or other processing of personal information including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU.

In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

In addition, various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, if enacted, would require significant resources and leave us vulnerable to possible fines, penalties, litigation, and reputational harm if we are unable to comply.

Healthcare Reform and Legislative Changes

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biological products, especially under government-funded healthcare programs, and increased governmental control of drug pricing.

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs and expanding enrollment in commercial health plans through new Health Insurance Marketplaces operated by the federal and state governments; a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; and annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs. Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, Congress has considered legislation that would repeal, or repeal and replace, all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, which started on January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, delaying the implementation of certain ACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D.

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

●	On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the ongoing COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
●	On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
●	On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
●	On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

●	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
●	On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs, or SCODs. The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On Friday July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under

Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Although a number of these and other proposed measures may require additional authorization to become effective, Congress and President Joseph Biden have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. Additional state and federal healthcare reform measures may be adopted in the future. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees and Human Capital Resources

As of December 31, 2021, we had 72 full-time and part-time employees, including 14 from the acquisition of Avidea in December 2021. As of December 31, 2021, 54% of our workforce and 56% of our leadership (at Director level and above) were female. In addition, 31% of our workforce were racially or ethnically diverse. Of our full and part-time employees, 21 have Ph.D. or M.D. degrees and are engaged in research and development activities.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. We engage with our employees in multiple ways including through company-wide events, social events and team events. We also have a bonus scheme and equity incentive plan in which all employees are entitled to participate. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the grant of equity-based compensation awards. We believe that attracting and retaining talent increases shareholder value and the furthers the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives.

We employ individuals based on their experience and ability, and we are committed to promoting diversity and inclusion in our work environment. We focus on hiring and retaining qualified candidates by promoting a supportive and inclusive working environment for all. We believe that fostering diversity, equity, and inclusion is a key element to discovering, developing, and bringing transformative therapies to patients.

The safety of our workforce, including consultants and visitors to our office/laboratory, has and remained of paramount importance to us. We established a balance of working in both office and home environments prior to the COVID-19 pandemic, which enabled us to more smoothly transition to a consistent “work from home” policy for all but our laboratory employees. An initial risk assessment was performed and applicable precautions were implemented for all staff and visitors. This risk assessment was continuously reviewed to ensure top biosecurity measures were in place throughout this ongoing pandemic. We have not yet experienced any labor force issues due to the pandemic. Work on internal, laboratory-based projects has continued within the agreed timelines.

We have a Health and Safety Committee that focuses on implementing policies and training programs to enhance workplace safety. During the COVID-19 pandemic, our continuing focus on safe working practices enabled us to preserve business continuity without sacrificing our commitment to keeping our colleagues and workplace visitors safe.

As we continue to grow, we also intend to improve our overall environmental, social, and governance, or ESG, efforts. In 2022, we plan to perform an assessment of our ESG impacts and initiatives. Following this assessment, we intend to create specific goals and objectives to ensure we are addressing any deficiencies or gaps identified in the assessment.

Available Information

We maintain an internet website at https://www.vaccitech.co.uk/ and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only.

Item 1A. Risk Factors

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

Risks Related to Our Financial Position and Capital Needs

We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company with a limited operating history, and we are in the early stages of our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain marketing authorization and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. As a result, we are not profitable and have incurred losses in each period since our inception in 2016. For the year ended December 31, 2021, we reported a net loss of $51.1 million, and $17.9 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $108.6 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as, we:

●	seek marketing authorizations for product candidates that successfully complete clinical trials, if any;
●	conduct preclinical studies and clinical trials for our current and future product candidates based on our proprietary biologic and synthetic platforms, including the Chimpanzee Adenovirus Oxford, or ChAdOx, and Modified vaccinia Ankara, or MVA, vectors, SNAPVax and our other technologies;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	establish our manufacturing capabilities through third parties or by ourselves and scale-up manufacturing to provide adequate supply for clinical trials and commercialization;
●	expand, maintain, protect and enforce our intellectual property portfolio;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly;
●	acquire or in-license other product candidates and technologies; and

●	incur additional legal, accounting and other expenses in operating our business, including the additional costs associated with operating as a public company.

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

Actual payments we may receive in connection with certain milestones or net sales under the AstraZeneca License Agreement may differ materially from those described in this annual report, and there can be no assurance that we will receive any such payments at all.

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

In addition, the announcement of adverse events observed in individuals who receive AZD1222 and any negative impact on the perceptions of AZD1222’s safety may reduce sales of the vaccine and therefore the potential payments that we would receive from royalties paid on net sales of AZD1222. For example, in March 2021, several countries announced that they were either temporarily suspending the use of a particular batch of AZD1222 or the use of AZD1222 altogether following reports of thromboembolic events in people following vaccination. There can be no assurance that the vaccine is not associated with an increase in the risk of these very rare thromboembolic events. Further, if AZD1222 is found to be less effective against certain variants of COVID-19, then that may also reduce sales of the vaccine. For example, studies have indicated that AZD1222 has a lower efficacy against certain variants of COVID-19, including the B.1.351 variant of COVID-19, which was first observed predominantly in South Africa, and the B117 variant, which was first observed in the United Kingdom. As a result, the use of AZD1222 was stopped in South Africa. Any association of AZD1222 with adverse events, or the perception of such association, or any findings that AZD1222 is less effective against certain variants of COVID-19, may prevent or reduce sales of AZD1222 and therefore the potential payments that we may receive from net sales of the vaccine, and may otherwise adversely impact the development of, and our ability to commercialize, any of our product candidates.

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

Certain of our product candidates are in the preclinical stages of development and will require additional preclinical studies, and all of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We have not yet administered certain of our product candidates to humans and, as such, we face significant translational risk as our product candidates advance into and through the clinical stage, as promising results in preclinical studies may not be replicated in subsequent clinical trials, and testing on animals may not accurately predict human experience. Our ability to generate revenue depends on a number of factors, including, but not limited to:

●	timely completion of our manufacturing, preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
●	delays out of our control, such as those currently experienced with the unforeseen pandemic effect on clinical trial progress and participant willingness to enroll;
●	our ability to complete investigational new drug application, or IND, enabling trials and successfully submit INDs or comparable applications, for our product candidates;
●	whether we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or the United Kingdom Medicines and Healthcare products Regulatory Agency, or the MHRA, or similar foreign regulatory authorities, to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;
●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, potency, purity, efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates and such regulatory authorities’ acceptance of our development strategy;
●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future product candidates, if any;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
●	the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates over alternative or more conventional approaches, including antivirals, immune modulators, siRNA, CRISPR editing, capsid inhibitors, novel entry inhibitors, or other small molecules, RNA, DNA, nanoparticle, VLP, peptide, protein, whole-killed or other vaccine technologies;

●	the actual and perceived availability, cost, risk profile and side effects and efficacy of our product candidates, if approved, relative to existing and future alternative immunotherapies, therapeutic and prophylactic vaccines and competitive product candidates and technologies; our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;
●	our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
●	patient demand for our product candidates and any future product candidates, if approved;
●	our ability to establish, maintain, protect and enforce intellectual property rights in and to our product candidates or any future product candidates;
●	the ability of our licensees and collaborators to develop and commercialize our products effectively;
●	the risk that some or all of the patients that receive AZD1222 develop neutralizing antibodies against ChAdOx, which could limit the immunogenicity from subsequent dosing with one of our product candidates;
●	the possibility that immunogenicity may not translate into clinical benefit; and
●	the increased costs and complexities associated with manufacturing both the prime and boost elements, ChAdOx, MVA and SNAPvax, of our immunotherapeutics.

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

If we engage in further acquisitions or future strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We engaged in an acquisition and may evaluate additional acquisitions and strategic partnerships in the future, including licensing or acquiring complementary product candidates, intellectual property rights, technologies or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;
●	the assumption of indebtedness or contingent liabilities;
●	the issuance of our equity securities which would result in dilution to our shareholders;
●	assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
●	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;
●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates to achieve marketing authorizations; and

●	our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

In addition, we may assume or incur debt obligations, incur large one-time expenses and/or acquire intangible assets that could result in significant future amortization expense.

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

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing current and future product candidates based on our proprietary biologic and synthetic platforms, including the Chimpanzee Adenovirus Oxford, or ChAdOx, and Modified vaccinia Ankara, or MVA, vectors, SNAPVax and our other technologies through clinical development. Developing and commercializing products for therapeutic indications is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future.

As of December 31, 2021, our cash, cash equivalents and marketable securities were $214.1 million. Based on our current business plan, our management believes that we have sufficient cash to support our operations through to the second half of 2024, without additional financing. Our fundraising efforts to raise additional capital may divert our management from their day-to-day activities, which may adversely affect our ability to develop our platforms. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing one or more of our clinical trials or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition and results of operations could be materially affected.

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

We had cash and cash equivalents of $214.1 million as of December 31, 2021. Our future capital requirements will depend on many factors, including:

●	the scope, progress, results and costs of preclinical development and clinical trials for our product candidates;
●	the extent to which we enter into additional collaboration arrangements with regard to product candidate development or acquire or in-license products or technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	the success of the COVID-19 vaccine program for which we licensed certain of our licensed intellectual property rights to OUI/AstraZeneca;
●	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval; and
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims including litigation costs and any damages awarded in such litigation.

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

All of our product candidates are in early stages of development, including our lead product candidates, VTP-300, VTP-200, VTP-850 and VTP-600, and as such will require extensive preclinical and clinical testing, as applicable. Product candidates may not meet targeted clinical or safety endpoints during clinical trials such as the MVA-based influenza prophylactic, VTP-100, which did not meet defined primary clinical endpoints in two concurrent Phase 2b trials and we subsequently discontinued further development of this program. Our ability to generate product revenues, which we do not expect to occur for several years, if ever, will depend heavily on the successful development and eventual commercialization or out-license of the product candidates we develop, which may never occur. Before we are able to generate any revenues from product sales, our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts. The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion, with sufficient efficacy and safety profiles, of preclinical studies and clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of INDs or equivalent clinical trial authorizations in other regions for our planned clinical trials or future clinical trials;
●	successful enrollment and completion of our ongoing and future clinical trials, including any delays in enrollment or completed due to the evolving COVID-19 pandemic;
●	sufficient data from our clinical program that support an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt and maintenance of marketing authorizations from applicable regulatory authorities;

●	scale-up of our manufacturing processes and formulation of our product candidates for later stages of development and commercialization;
●	establishing our own manufacturing capabilities or agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;
●	ability to develop product candidate formulations that provide sufficient genetic and thermal stability for long term storage and shipment to meet market requirements;
●	entry into collaborations, where needed, to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	successfully launching commercial sales of our product candidates, if and when approved;
●	acceptance of the product candidate’s benefits and uses, if and when approved, by patients, the medical community and third- party payors;
●	the prevalence and severity of adverse events experienced with our product candidates;
●	maintaining a continued acceptable benefit/risk profile of the product candidates following authorization;
●	effectively competing with other therapies, including new therapies that may be developed and approved;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
●	qualifying for, maintaining, enforcing and defending intellectual property rights and claims; and
●	the risk that foreign regulatory authorities may not authorize our clinical trial protocols and other clinical trial documentation, including manufacturing documentation, even when previously authorized by the FDA, EMA or MHRA, which could lead to a delay in starting such clinical trials. For example, we are conducting our HBV002 clinical trial in South Korea and have experienced delays due to additional regulatory review of our clinical protocol. We have limited experience obtaining such approvals in foreign jurisdictions and therefore may need more time to navigate the regulatory process as a result.

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

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs, completing ongoing preclinical studies of our other product candidates, and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of participants on time, or be completed on schedule, if at all. We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our product candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
●	new treatments may become standard of care during the process of completing a clinical trial, which may impact the initial clinical trial design or future patient care pathways;
●	significant changes in relevant regulatory requirements may cause a delay in the start of a clinical trial, due to additional requirements needing to be met;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our research efforts for our other product candidates;
●	clinical trials of our product candidates may not produce differentiated or clinically significant results across infectious diseases and cancers;
●	the number of participants required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient or timely product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;
●	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate, for example, if we experience delays or challenges in identifying participants with the eligibility criteria required for our clinical trials, we may have to reimburse sites for the cost of testing of additional participants in order to encourage enrollment of additional participants;
●	the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate, and any transfer of manufacturing activities may require unforeseen manufacturing or formulation changes;
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
●	future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

In addition, the ChAdOx vectors are currently being evaluated in clinical trials outside of our licensed fields conducted by the University of Oxford and other third parties to which OUI has granted licenses, including trials conducted by AstraZeneca for AZD1222. We have no control over these other clinical trials and any adverse results in these clinical trials could impact public perception and regulatory approval of our product candidates. Even after any of our product candidates obtain regulatory marketing authorization, the announcement of adverse events observed in individuals who receive these products may impact public perception and may result in increased regulatory scrutiny across our platform. For example, in March 2021, several countries announced plans to either temporarily suspend the use of a particular batch of AZD1222 or the use of AZD1222 altogether following reports of very rare thromboembolic events in people following vaccination. While the European Medicines Agency, or the EMA, subsequently issued an update confirming the overall risk-benefit profile of AZD1222 remains positive, the applicable regulatory authorities continue to assess available safety data as AZD1222 continues to be administered and have made recommendations regarding updates to the vaccine’s labeling and use in certain populations. These recommendations may continue to evolve, and these types of announcements may affect public perception of the safety of AZD1222, which may extend to product candidates we are developing. Other very rare events have been reported in people who have received Vaxzevria, including thrombocytopenia (low platelet numbers in the blood), capillary leak syndrome, and neurological syndromes such as Guillain Barre Syndrome and transverse myelitis. Perception about the efficacy of AZD1222, such as its effectiveness against emerging COVID-19 variants, may also impact perception of our product candidates. Additionally, these announcements may lead to additional inquiries or scrutiny from regulators on whether similar safety or efficacy signals have been observed with our other candidates.

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

In addition, the clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The FDA and comparable foreign regulatory authorities have limited experience with the approval of novel immunotherapies. Any novel immunotherapies that are approved may be subject to extensive post- approval regulatory requirements, including requirements pertaining to manufacturing, distribution and promotion. We may need to devote significant time and resources to compliance with these requirements.

Difficulty in enrolling participants could delay or prevent clinical trials of our product candidates and prevent us from realizing the full commercial potential of any products we may develop.

Identifying and qualifying participants to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit participants to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible participants to participate in these trials as required by the FDA, the EMA or other foreign regulatory authorities. For example, randomized clinical controlled trials for Middle East respiratory syndrome, or MERS, are difficult due to the sporadic and low incidence of cases. Our ability to enroll participants may be significantly delayed by the COVID-19 pandemic due to local lockdowns, and government and site level policies in the countries we are performing our clinical trials. In addition, where potential participants for our clinical trials have had previous exposure to the ChAdOx1 vector, we may not be able to enroll these individuals in a clinical trial or their enrollment may be delayed due to the concern that neutralizing antibodies might be present for some time after ChAdOx exposure. For example, we may not be able to enroll or may need to delay the enrollment of potential subjects who received the Vaxzevria vaccine. Although we believe the presence and impact of such neutralizing antibodies is transient, we do not have full data on this yet and our assessment may change. Until the pandemic is over, we will not know the full extent and scope of such delays. The initiation of our Phase 1/2a clinical trial for VTP-200, our Phase 1b/2a clinical trial for VTP-300 and our Phase 1/2a clinical trial for VTP-600, which are being conducted across sites in various countries, was delayed due to COVID-19. Slow enrollment and further delays remain a risk. We cannot anticipate the next pandemic or how that may or may not impact future clinical trial enrollment. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and participants who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

The enrollment of patients and participants further depends on many factors, including:

●	the phase of clinical testing;
●	the proximity of participants to clinical trial sites;
●	the increased inconvenience to patients by participating in a clinical trial, such as increased doctor visits, missed work, travel costs and time;
●	the design of the clinical trial, including the number of site visits, whether the clinical trial includes a placebo arm and invasive assessments required;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	our ability to obtain and maintain participant consents;
●	reporting of the preliminary results of any of our clinical trials;
●	the risk that some or all of the patients that receive AZD1222 develop neutralizing antibodies against ChAdOx, which could limit the immunogenicity from subsequent dosing with one of our product candidates;
●	the risk that participants enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and
●	factors we may not be able to control, such as current or potential pandemics that may limit participants, principal investigators or staff or clinical site availability (e.g., the COVID-19 pandemic).

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

Serious side effects caused by our product candidates could cause us or regulatory authorities, including IRBs and ethics committees, to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing authorization by the FDA, the EMA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. Because of our dose escalation design for our clinical trials, undesirable side effects in initial cohorts could also result in the need to expand the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, because certain of our product candidates, including AZD1222, have been administered to substantial numbers of participants on a more rapid basis than is standard in clinical trials, undesirable side effects could result in a negative impact across a larger participant population. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If we do observe serious side effects in our clinical trials, our ongoing clinical trials may be halted or put on clinical hold prior to completion if there is an unacceptable safety risk for participants.

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

Cancer therapies are sometimes characterized by line of therapy (first line, second line, third line, fourth line, etc.), and the regulatory authorities, including the FDA, often approve new therapies initially only for a particular line or lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to seek approval of VTP-600 as a component of first line therapy but we expect to seek approval of our other oncology product candidates initially as second or third line therapy, for use in patients with relapsed or refractory metastatic cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial as third line or second line therapies, if any, we would expect to seek approval as earlier line therapies, but there is no guarantee that our product candidates, even if approved as a second or third line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

The commercial success of our product candidates will depend in part on public acceptance of the use of immunotherapies and vector-based viral vaccines. Adverse events in clinical trials of VTP-300 and VTP-200, or in clinical trials of others developing similar products and the resulting publicity, as well as any other negative developments in the field of infectious disease and immuno-oncology that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial participants may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain marketing authorization or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.

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

Part of our strategy involves researching and developing novel product candidates. We have developed a pipeline of product candidates and intend to pursue clinical development of additional product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

●	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
●	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;
●	potential product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
●	potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;
●	potential product candidates may not be effective in treating their targeted diseases or symptoms;
●	the market for a potential product candidate may change so that the continued development of that product candidate is no longer reasonable;
●	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or
●	the regulatory pathway for a potential product candidate is highly complex and difficult to navigate successfully or economically.

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

Risks Related to the Development of Our Product Candidates

The ongoing COVID-19 pandemic has adversely impacted our business and we expect will continue to adversely impact some aspects of our business, including our preclinical studies and clinical trials.

In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China and in March 2020, the World Health Organization declared COVID-19 a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we had mandated that our non-laboratory based employees, such as clinical, manufacturing, finance, administrative, quality, regulatory and program managers continue their work outside of our offices and limited the number of staff in any given research and development laboratory at any time. The initiation of our Phase 1b/2 clinical trial for VTP-200, which is being conducted at the University of Oxford site among others, was delayed due to COVID-19. The initiation of our Phase 1 clinical trial for VTP-500, which was being conducted at the University of Oxford, was paused and discontinued due to COVID-19. For our Phase 1b/2a (HBV002) clinical trial for VTP-300, CHB patient recruitment continues with delays in Taiwan, South Korea, and the UK due to the ongoing COVID-19 restrictions in the countries. In addition, we have experienced and we expect to continue to experience disruptions as a result of the ongoing COVID-19 pandemic that could severely impact our business, preclinical studies and clinical trials, including:

●	continued delays or difficulties in enrolling and retaining participants in our clinical trials;
●	continued delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial participant visits and trial procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of participant data and clinical trial endpoints;
●	risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, disruptions in delivery systems and the diversion of resources to prioritize manufacturing products that are related to treating or preventing COVID-19;
●	increased price and longer lead time for our and our contractors’ raw material requirements for manufacturing as a result of the large-scale production of AZD1222;
●	increased price and longer lead time for quality control and manufacturing slots due to delays in production of reagents and lack of capacity at specialized testing laboratories;
●	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility and those of our sub- contractors;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
●	interruption or delays to our sourced discovery and clinical activities.

The ongoing global COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions, the emergence of new variants of COVID-19 or the effectiveness of actions taken in the United States and other countries to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of further business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, service providers, regulators and other third parties with whom we conduct business, were to experience prolonged business shutdowns, personnel shortages or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

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

Product candidates in later stages of clinical trials may fail to show the desired risk-benefit profile despite having progressed through preclinical studies and initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. VTP-100 demonstrated tolerability and immunogenicity during small Phase 1 clinical trials but did not demonstrate sufficient clinical activity during adequately powered Phase 2b clinical trials to warrant continued development of this product candidate. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later phase clinical trials due to lack of potency or efficacy, insufficient durability of potency or efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. The vast majority of product candidates that commence preclinical studies and early phase clinical trials are never approved as products.

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, potency, purity and efficacy necessary to obtain regulatory authorization to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety, potency, purity and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing authorization for certain of our product candidates. In some instances, there can be significant variability in safety, potency, purity or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we have not yet initiated clinical trials for certain of our product candidates, VTP- 400, VTP-850 and VTP-600, and are in early stages of clinical trials for certain of our product candidates, VTP-300, VTP-500 and VTP-200, as is the case with all novel immunotherapeutics and viral-vector based vaccines, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny authorization of certain of our product candidates for any or all targeted indications. Treatment- related side effects could also affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, some of the clinical trials we conduct may be open-label in trial design and may be conducted at a limited number of clinical sites on a limited number of patients. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

The use of novel immunotherapeutics and viral-vector based product candidates to target the treatment and prevention of infectious diseases and cancer is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:

●	the clinical indications for which our product candidates are licensed;
●	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
●	the potential and perceived advantages of our product candidates over alternative treatments, including the adoption of our treatment as the standard of care;
●	our ability to demonstrate the advantages of our product candidates over other vaccines and cancer or chronic infectious disease medicines;
●	the prevalence and severity of any side effects;
●	the prevalence and severity of any side effects for other immunotherapeutics and public perception of other immunotherapeutics;
●	the prevalence and severity of any side effects for other viral-vector based vaccines and public perception of other viral-vector based vaccines;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the approved labeling;
●	the timing of market introduction of our product candidates as well as competitive products;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
●	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
●	the effectiveness of our sales and marketing efforts.

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

Further, collaborations involving our product candidates are subject to numerous risks, which may include the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;

●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization of our product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	despite agreements, collaborators may develop our product candidates to standards that only meet their local regulatory requirements and therefore clinical data cannot be applied in support regulatory submissions in other jurisdictions;
●	collaborators in certain countries may require joint ventures to manufactures and commercialize products in their territory, which may increase costs, increase dilution to shareholders, and offer lack of clarity on revenue and intellectual property sharing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
●	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
●	collaborators may own or co-own intellectual property covering our products that results from our collaborating with them, and in such cases, we would not have the exclusive right to commercialize such intellectual property.

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

Our anticipated reliance on a limited number of third-party manufacturers exposes us to a number of risks, including the following:

●	the production process for our product candidates is complex and requires specific know-how that only a limited number of CMOs can provide, as a result, we compete with other companies in the field for the scarce capacities of these organizations and may not be able to secure sufficient manufacturing capacity when needed;
●	we may be unable to identify manufacturers on acceptable terms, or at all because the number of potential manufacturers is limited and the FDA or other regulatory authorities may inspect any manufacturers for current cGMP compliance as part of our marketing application;
●	a new manufacturer would have to be educated in, or develop substantially equivalent processes for, the production of our product candidates;
●	our third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
●	contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
●	our future contract manufacturers may not perform as agreed, may not devote sufficient resources to our product candidates or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute our products, if any;
●	manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards and we have no control over third-party manufacturers’ compliance with these regulations and standards;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
●	our third-party manufacturers could breach or terminate their agreements with us;
●	our third-party manufacturers may prioritize another customer’s needs in front of ours, especially in the event of a global pandemic;
●	raw materials and components used in the manufacturing process, particularly those for which we have no other source or supplier, may not be available or may not be suitable or acceptable for use due to material or component defects, may be in short supply, and may significantly increase in price;
●	our contract manufacturers and critical suppliers may be subject to inclement weather, pandemics, as well as natural or man- made disasters; and
●	our contract manufacturers may have unacceptable or inconsistent product quality success rates and yields, and we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel.

Additionally, if any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials or commercial distribution could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, in the case of the CMOs that supply our product candidates, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging or comparability studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Additionally, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

Our current and future product candidates could fail to receive marketing authorizations for many reasons, including the following:

●	the availability of financial resources to commence and complete planned clinical trials;
●	the FDA, the EMA, MHRA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a Biologics Licensing Application, or BLA, to the FDA, or an MAA to the EMA or other comparable submission to regulatory authorities in other regions, to obtain authorization in the United States, the European Union or elsewhere;
●	we may be unable to demonstrate to the satisfaction of the FDA, the EMA, MHRA or regulatory authorities in other regions that a product candidate has an overall suitable benefit/risk profile for its proposed indication;
●	the FDA, the EMA, MHRA or other comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the approval policies or regulations of the FDA, the EMA, MHRA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
●	the risk that foreign regulatory authorities may not authorize our clinical trial protocols and other clinical trial documentation, including manufacturing documentation, even when previously authorized by the FDA, EMA or MHRA, which could lead to a delay in starting such clinical trials. For example, we intend to conduct our HBV002 clinical trial in South Korea and have experienced delays due to additional regulatory review of our clinical protocol. We have limited experience obtaining such approvals in foreign jurisdictions and therefore may need more time to navigate the regulatory process as a result.

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

Even if we obtain orphan drug exclusivity for a drug candidate, that exclusivity may not effectively protect the drug candidate from competition because different therapies can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug candidate nor gives the drug candidate any advantage in the regulatory review or approval process. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. While we may seek Orphan Drug Designation for applicable indications for our current and any future drug candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

We may seek approval of certain of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving Accelerated Approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

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

Even if we obtain FDA, EMA or MHRA approval for our current or future product candidates that we may identify and pursue in the United States, Europe or the United Kingdom, we may never obtain approval to commercialize any such product candidates outside of those jurisdictions, including in Asian markets wherein we intend to commercialize VTP-300, which would limit our ability to realize their full market potential.

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

Seeking foreign marketing authorization could result in difficulties and costs and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our current or future product candidates in those countries. The foreign marketing authorization process may include all of the risks associated with obtaining FDA, EMA or MHRA approval, in addition to country-specific risks and challenges. For example, we are developing VTP-300 for HBV infection, which is most prevalent in China and other countries in Asia. We have limited development experience in this market and we may need to rely on a local, third-party partner to help us navigate the applicable regulatory requirements. Additionally, governments in this target market may deem the eradication of HBV infections to be a national priority which could impact the framework for available reimbursement or our ability to achieve a standard commercial return based on the value of our product, if approved. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining marketing authorizations in international markets for our current or future product candidates. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if marketing authorization in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our current or future product candidates will be harmed.

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

As a UK incorporated and tax resident entity, we are subject to UK corporate taxation. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. As of December 31, 2021, we had cumulative carryforward tax losses of approximately $40.9 million. Subject to any relevant criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is generally limited each year to £5.0 million plus an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.

As a company that carries out extensive research and development activities, we seek to benefit from the UK research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program. Under the SME Program, where available, we may be able to surrender some of our trading losses that arise from our qualifying research and development activities for cash or carry forward such losses for potential offset against future profits (subject to relevant restrictions). The majority of our research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. Our eligibility to claim payable research and development tax credits may be limited or eliminated because we may no longer qualify as a small or medium-sized company. In addition, the SME Program has been amended by the Finance Act 2021 which came into force in April 2021. This legislation introduced a cap on claims under the SME Program to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company) subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim.

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

Any marketing authorizations that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, and the EMA may also require additional rapid microbiological method approvals or educational materials in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good laboratory practice regulations and GCPs, for any clinical trials that we conduct post-approval, and compliance with applicable product tracking and tracing requirements. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;

●	manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
●	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
●	imposition of a REMS, which may include distribution or use restrictions;
●	requirements to conduct additional post-market clinical trials to assess the safety of the product;
●	fines, warning letters or holds on clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
●	product seizure or detention, or refusal to permit the import or export of our product candidates; and
●	injunctions or the imposition of civil, criminal, or administrative penalties.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non- misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we are found to have promoted such off- label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

The insurance coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our or their commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval. See section entitled “Business – Government Regulation – Coverage and Reimbursement.”

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payors are critical to new product acceptance. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Moreover, efforts by governmental and other third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. Many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. As a result, increasingly high barriers are being erected to the entry of new products.

Healthcare legislative or regulatory reform measures may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in applicable laws, rules, and regulations or the interpretation of existing laws, rules, and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section entitled “Business – Government Regulation – Healthcare Reform and Legislative Changes.”

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product candidate. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be modified or invalidated. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs, and could have a material adverse effect on our business, financial condition, and results of operations.

Our business activities will be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti- corruption laws in other jurisdictions.

As we engage in and expand our business activities outside of the United States, including our clinical trial efforts, we will be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non- United States government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-United States governments. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers will be subject to regulation under the FCPA. Recently the Securities and Exchange Commission, or the SEC, and Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Healthcare providers, including physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various U.S. federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti- Kickback Statute, or AKS, the federal civil and criminal false claims laws, and the law commonly referred to as the Physician Payments Sunshine Act, or Sunshine Act, along with regulations promulgated under such laws. These laws impact, among other things, our clinical research activities, proposed sales, marketing and educational programs, and other arrangements and relationships with third-party payors, healthcare professionals, and other parties through which we market, sell and distribute our product candidates for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business, along with foreign regulators (including European data protection authorities). See section entitled “Business – Government Regulation – Other Healthcare Laws and Compliance Requirements.”

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

We and our collaborators and third-party providers are subject to national, supranational, federal or state laws and regulations, regulatory guidance and industry standards relating to data protection, privacy and information security. This includes the EU General Data Protection Regulation, or GDPR, as well as other national data protection legislation in force in relevant EU member states (including the GDPR in such form as incorporated into the law of England and Wales, Scotland and Northern Ireland by virtue of the European Union (Withdrawal) Act 2018 and any regulations thereunder and the UK Data Protection Act 2018, or UK GDPR.

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

The GDPR and UK GDPR impose strict rules on the transfer of personal data to countries outside the European Economic Area, including the United States. The UK and Switzerland have adopted similar restrictions. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission, or EC, has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

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

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the FTCA), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. For example, California recently enacted the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. US states are constantly amending existing laws, requiring attention to frequently changing regulatory requirements. At this time, we do not collect personal data on residents of California but should we begin to do so, and in the context of doing so, become subject to the CCPA, the CCPA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions.

In addition to the CCPA, a California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the CDPA, and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act, or CPA, into law The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

In addition to general privacy and data protection requirements, many jurisdictions around the world have adopted legislation that regulates how businesses operate online and enforces information security, including measures relating to privacy, data security and data breaches. Many of these laws require businesses to notify data breaches to the regulators and/or data subjects. These laws are not consistent, and compliance in the event of a widespread data breach is costly and burdensome.

In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy and information security laws and regulations are rising. In the EU and the UK, data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million (£17.5 million in the UK) or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In the United States, possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.

In addition, privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us. If we fail to follow these security standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs.

The risk of our being found in violation of these laws is increased by the fact that the interpretation and enforcement of them is not entirely clear. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

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

Disputes may arise between us and our current and future licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe, misappropriate or otherwise violate intellectual property rights of the licensor that are not subject to the licensing agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships and the amount of fees payable as a result of sublicensing arrangements;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
●	the priority of invention of any patented technology; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and/or us and/or our partners.

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

The intellectual property landscape around immunotherapeutics, nanoparticles and viral-vector based vaccines is crowded and dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights and such claims may be costly and time-consuming and may prevent or delay our product discovery and development efforts.

The intellectual property landscape around immunotherapeutics, nanoparticles and viral-vector based vaccines is crowded and dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review, and post-grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our licensors or strategic partners may be party to, exposed to, or threatened with, adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our product candidates and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, including our competitors, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of viral vectors and vaccines or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods. For example, we are aware of third-party patents in the United States and Europe with claims which may be relevant to our VTP-300 and VTP-850 product candidates. In the event that these patents were asserted against us in an infringement action, we may have to argue that the manufacture, use, sale or importation of our VTP-300 or VTP-850 product candidates in the United States and Europe do not infringe any valid claim of the asserted patents. There is no assurance that a court would find in our favor on questions of infringement or validity.

If a third party (including any third party that controls the above referenced patents) claims that we infringe, misappropriate or otherwise violate its intellectual property rights (including the above referenced patents), we may face a number of risks, including, but not limited to:

●	infringement, misappropriation and other intellectual property claims which, regardless of merit, may be expensive and time- consuming to litigate and may divert our management’s attention from our core business and may impact our reputation;
●	substantial damages for infringement, misappropriation or other violations, which we may have to pay if a court decides that the product candidate or technology at issue infringes, misappropriates or violates the third party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do, on commercially reasonable terms, or at all;
●	if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;
●	redesigning our product candidates or processes so they do not infringe, misappropriate or violate third party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time; and
●	there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on our share price.

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

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions of matter, methods of manufacture or methods for treatment related to our product candidates, their manufacture or use. Patent applications can take many years to issue. In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms, or at all, or may only be available on a non- exclusive basis. There may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our product candidates, process for their manufacture or methods of use, including combination therapies or participant selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patent applications or any patents we in-license or may own in the future is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We may be involved in lawsuits to protect or enforce our intellectual property rights, including any patents we may own or in- license in the future, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe any patents we in-license or may own in the future. In addition, any patents we may in-license or own also may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that one or more of any patents we may in-license or own in the future is not valid or is unenforceable or that the other party’s use of our technology falls under the safe harbor to patent infringement under 35 U.S.C. §271 (e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question or that such third party’s activities do not infringe our patents. An adverse result in any litigation or defense proceedings could put one or more of any patents we in-license or may own in the future at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and patent protection could be reduced or eliminated for non- compliance with these requirements.

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

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or alleged trade secrets of third parties or competitors or are in breach of non-competition or non- solicitation agreements with our competitors or other third parties.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements that provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property, we may be unsuccessful in executing such an agreement with each party who, in fact, develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self- executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we do not obtain patent term extension and data exclusivity for any of our current or future product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any of our current or future product candidates we may develop, one or more U.S. patents we in-license or may own in the future may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch- Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors or other third parties may obtain approval of competing products following expiration of any patents that issue from our patent applications, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

●	patent applications that we own or in-license may not lead to issued patents;
●	patents, that we in-license or may own in the future, may not provide us with any competitive advantages, may be narrowed in scope, or may be challenged and held invalid or unenforceable;

●	others may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of our product candidates, that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents we in-license or may own in the future;
●	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
●	we, or our licensors or collaborators, might not have been the first to make the inventions covered by a patent application that we own or in-license;
●	we, or our licensors or collaborators, might not have been the first to file patent applications covering a particular invention;
●	others may independently develop similar or alternative technologies without infringing, misappropriating or otherwise violating our intellectual property rights;
●	our competitors or other third parties might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not be able to obtain and/or maintain necessary licenses on reasonable terms, or at all;
●	third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;
●	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how;
●	we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
●	we may not develop or in-license additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Employee Matters

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

We conduct our operations at our facilities in Oxford, United Kingdom and Baltimore, Maryland. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. Changes to UK, U.S. or similar foreign immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to the UK (including, but not limited to, those that result as a direct or indirect consequence of Brexit), U.S. or similar foreign immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with all our employees, these employment agreements with US employees provide for at-will employment, which means that any of our US employees could leave our employment at any time, by providing the required contractual notification of their intent to leave. The standard notice period for UK employed personnel is three calendar months or six calendar months for the senior executive team. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

Risks Related to Our Business Operations and Growth

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2021, we had 72 full-time and part-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional and existing employees;
●	managing clinical trial sites in multiple countries;
●	managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

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

Although we devote resources to protect our information systems, including organization-wide prevention software, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our operations, and those of our CROs, CMOs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, pandemics and other natural or man-made disasters or business interruptions, for which we are predominantly self- insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

●	decreased demand for our product candidates or products that we may develop;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or participants;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize any product candidate; and
●	a decline in our share price.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, including due to the impact of the evolving COVID-19 pandemic, could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We plan to seek marketing authorization for our product candidates outside of the United States and, accordingly, we expect that we, and any potential collaborators in those jurisdictions, will be subject to additional risks related to operating in foreign countries, including:

●	differing regulatory requirements in foreign countries;
●	unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	potential liability under the FCPA Office of Foreign Assets Control Anti-Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws, including the UK Bribery Act 2010, or Bribery Act;
●	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

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

Our business is subject to risks associated with conducting business internationally. Accordingly, our future results could be harmed by a variety of factors, including the following:

●	economic weakness, including inflation, political instability in particular in foreign economies and markets, and the potentially severe continued United States and global economic impact caused by the COVID-19 pandemic;
●	differing regulatory requirements for drug approvals;
●	differing jurisdictions potentially presenting different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;
●	potentially reduced protection for intellectual property rights;
●	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, treaties and regulations;

●	changes in regulations and customs, tariffs and trade barriers;
●	changes in currency exchange rates of the euro, U.S. dollar, pound sterling and currency controls;
●	changes in a specific country’s or region’s political or economic environment;
●	trade protection measures, import or export licensing requirements or other restrictive actions by governments;
●	differing reimbursement regimes and price controls in certain international markets;
●	negative consequences from changes in tax laws or practice;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	workforce uncertainty in countries where labor unrest is more common than in the United States and EU;
●	difficulties associated with staffing and managing international operations, including differing labor relations;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war, terrorism, pandemics, or natural disasters including earthquakes, typhoons, floods and fires.

Claims of U.S. civil liabilities may not be enforceable against us.

We are incorporated under English law and have our registered office in England. Many of the members of our senior management and certain members of our board of directors are non-residents of the United States, and all or a substantial portion of our assets and the assets of such persons are held outside the United States. As a result, it may not be possible to serve process on such persons or us in the United States or to enforce judgments obtained in U.S. courts against them or us based on civil liability provisions of the U.S. federal securities laws.

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

Our ADSs trade on Nasdaq in U.S. dollars. Due to the international scope of our operations, our assets, earnings and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the pound sterling and the euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the pound sterling (except that the functional currency of our U.S. subsidiaries is the U.S. dollar) and the majority of our operating expenses are paid in pound sterling. We also regularly acquire services, consumables and materials in U.S. dollars, pound sterling, AUS dollars and the euro. Further potential future revenue may be derived from abroad, particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates between the pound sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 3 in the notes to our annual financial statements appearing elsewhere in this annual report for a description of foreign exchange risks.

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

As of March 25 2022, our executive officers, directors, and 5% shareholders beneficially owned approximately 41.8.% of our voting stock. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure and the approval of certain significant corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that holders of our ADSs may feel are in their best interest as shareholders.

The price of our ADSs is volatile and holders of our ADSs could lose all or part of their investment.

The trading price of our ADSs is highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

●	the results of our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs and those of third parties, such as those of AstraZeneca’s with respect to AZD1222;
●	the commencement, enrollment, or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
●	adverse results or delays in preclinical studies and clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;

●	any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive marketing authorization for our product candidates;
●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers or our manufacturing plans;
●	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
●	our inability to establish collaborations if needed;
●	our failure to commercialize our product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	the size and growth of our initial cancer target markets;
●	our ability to successfully treat additional types of cancers or at different stages;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	sales of our ADSs by us or our shareholders in the future;
●	trading volume of our ADSs;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including intellectual property or shareholder litigation;

●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

Holders of our ADSs will not have the same voting rights as the holders of our ordinary shares, and may not receive voting materials or any other documents that would need to be provided to our shareholders pursuant to English corporate law, including the Companies Act 2006, in time to be able to exercise their right to vote.

Except as described elsewhere in this annual report and the deposit agreement, holders of the ADSs will not be able to exercise voting rights attaching to the ordinary shares represented by the ADSs. The deposit agreement provides that, upon receipt of notice of any meeting of holders of our ordinary shares, the depositary will fix a record date for the determination of ADS holders who shall be entitled to give instructions for the exercise of voting rights. Upon our request, the depositary shall distribute to the holders as of the record date (i) the notice of the meeting or solicitation of consent or proxy sent by us and (ii) a statement as to the manner in which instructions may be given by the holders. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs.

Otherwise, ADS holders will not be able to exercise their right to vote, unless they withdraw the ordinary shares underlying the ADSs they hold to vote them in person or by proxy in accordance with applicable laws and regulations and our articles of association, or the Articles. However, ADS holders may not know about the meeting far enough in advance to withdraw those ordinary shares. A shareholder is only entitled to participate in, and vote at, the meeting of shareholders, provided that it holds our ordinary shares as of the record date set for such meeting and otherwise complies with our Articles. In addition, the depositary’s liability to ADS holders for failing to execute voting instructions or for the manner of executing voting instructions is limited by the deposit agreement. As a result, ADS holders may not be able to exercise their right to vote, and there may be nothing they can do if the ordinary shares underlying their ADSs are not voted as they requested or if their shares cannot be voted.

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

If this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the deposit agreement with a jury trial. If we or the depositary opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the federal securities laws has not been finally adjudicated by the United States Supreme Court. However, we believe that a contractual pre- dispute jury trial waiver provision is generally enforceable, including under the laws of the State of New York, which govern the deposit agreement, by a federal or state court in the City of New York, which has non-exclusive jurisdiction over matters arising under the deposit agreement. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether a party knowingly, intelligently and voluntarily waived the right to a jury trial. We believe that this is the case with respect to the deposit agreement and our ADSs. It is advisable that you consult legal counsel regarding the jury waiver provision before entering into the deposit agreement.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which may allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this annual report and our periodic reports and proxy statements. We cannot predict if investors will find our ADSs less attractive because we may rely on these exemptions. If some investors find our ADSs less attractive as a result, there may be a less active trading market for our ADSs and our stock price may be more volatile.

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

Further, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and cost of, and level of investment in, research and development activities relating to our current and any future product candidates, which will change from time to time;
●	the timing and outcomes of clinical trials for our current and any other future product candidates;
●	the cost of manufacturing our current and any future product candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
●	our ability to adequately support our future growth;
●	potential unforeseen business disruptions that increase our costs or expenses;
●	future accounting pronouncements or changes in our accounting policies; and
●	the changing and volatile global economic environment.

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

Under current English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non- consolidated basis) before dividends can be declared and paid. Therefore, we must have distributable profits before declaring and paying a dividend. In addition, as a public limited company incorporated in England & Wales, we will only be able to make a distribution if the amount of our net assets is not less than the aggregate of our called-up share capital and undistributable reserves and if, and to the extent that, the distribution does not reduce the amount of those assets to less than that aggregate.

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

English law provides that a board of directors may only allot shares (or grant rights to subscribe for or to convert any security into shares) with the prior authorization of shareholders, such authorization stating the aggregate nominal amount of shares that it covers and being valid for a maximum period of five years, each as specified in our Articles or relevant ordinary resolution passed by shareholders at a general meeting. Such authority from our shareholders to allot shares (or grant rights to subscribe for or to convert any security into shares) for a period of five years from April 21, 2021 was included in the ordinary resolution passed by our shareholders on April 21, 2021, which authorization will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five-year terms (or any shorter period).

English law also generally provides shareholders with preemptive rights when new shares are issued for cash. However, it is possible for the Articles, or for shareholders to pass a special resolution at a general meeting, being a resolution passed by at least 75% of the votes cast, to disapply preemptive rights. Such a disapplication of preemptive rights may be for a maximum period of up to five years from the date of adoption of the Articles, if the disapplication is contained in the Articles, but not longer than the duration of the authority to allot shares to which this disapplication relates or from the date of the shareholder special resolution, if the disapplication is by shareholder special resolution. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). Such authority from our shareholders to disapply preemptive rights for a period of five years was included in the special resolution passed by our shareholders on April 21, 2021, which disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five- year terms (or any shorter period).

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

The Takeover Code provides a framework within which takeovers of companies which are subject to the Takeover Code are regulated and conducted. The following is a brief summary of some of the most important rules of the Takeover Code:

●	in connection with a potential offer, if following an approach by or on behalf of a potential bidder, the company is “the subject of rumor or speculation” or there is an “untoward movement” in the company’s share price, there is a requirement for the potential bidder to make a public announcement about a potential offer for the company, or for the company to make a public announcement about its review of a potential offer;
●	when any person acquires, whether by a series of transactions over a period of time or not, an interest in shares which (taken together with shares already held by that person and an interest in shares held or acquired by persons acting in concert with him or her) carry 30% or more of the voting rights of a company that is subject to the Takeover Code, that person is generally required to make a mandatory offer to all the holders of any class of equity share capital or other class of transferable securities carrying voting rights in that company to acquire the balance of their interests in the company;

●	when any person who, together with persons acting in concert with him or her, is interested in shares representing not less than 30% but does not hold more than 50% of the voting rights of a company that is subject to the Takeover Code, and such person, or any person acting in concert with him or her, acquires an additional interest in shares which increases the percentage of shares carrying voting rights in which he or she is interested, then such person is generally required to make a mandatory offer to all the holders of any class of equity share capital or other class of transferable securities carrying voting rights of that company to acquire the balance of their interests in the company;
●	a mandatory offer triggered in the circumstances described in the two paragraphs above must be in cash (or be accompanied by a cash alternative) and at not less than the highest price paid within the preceding 12 months to acquire any interest in shares in the company by the person required to make the offer or any person acting in concert with him or her;
●	in relation to a voluntary offer (i.e., any offer which is not a mandatory offer), when interests in shares representing 10% or more of the voting rights of a class have been acquired for cash by an offeror (i.e., a bidder) and any person acting in concert with it in the offer period and the previous 12 months, the offer must be in cash or include a cash alternative for all shareholders of that class at not less than the highest price paid for any interest in shares of that class by the offeror and by any person acting in concert with it in that period. Further, if an offeror acquires for cash any interest in shares during the offer period, a cash alternative must be made available at not less than the highest price paid for any interest in the shares of that class;
●	if, after making an offer for a company, the offeror or any person acting in concert with them acquires an interest in shares in an offeree company (i.e., a target) at a price higher than the value of the offer, the offer must be increased to not less than the highest price paid for the interest in shares so acquired;
●	an offeree company must appoint a competent independent adviser whose advice on the financial terms of the offer must be made known to all the shareholders, together with the opinion of the board of directors of the offeree company;
●	special or favorable deals for selected shareholders are not permitted, except in certain circumstances where independent shareholder approval is given and the arrangements are regarded as fair and reasonable in the opinion of the financial adviser to the offeree;
●	all shareholders must be given the same information;
●	each document published in connection with an offer by or on behalf of the offeror or offeree must state that the directors of the offeror or the offeree, as the case may be, accept responsibility for the information contained therein;
●	profit forecasts, quantified financial benefits statements and asset valuations must be made to specified standards and must be reported on by professional advisers;
●	misleading, inaccurate or unsubstantiated statements made in documents or to the media must be publicly corrected immediately;
●	actions during the course of an offer by the offeree company, which might frustrate the offer are generally prohibited unless shareholders approve these plans. Frustrating actions would include, for example, lengthening the notice period for directors under their service contract or agreeing to sell off material parts of the target group;
●	stringent and detailed requirements are laid down for the disclosure of dealings in relevant securities during an offer, including the prompt disclosure of positions and dealing in relevant securities by the parties to an offer and any person who is interested (directly or indirectly) in 1% or more of any class of relevant securities; and
●	employees of both the offeror and the offeree company and the trustees of the offeree company’s pension scheme must be informed about an offer. In addition, the offeree company’s employee representatives and pension scheme trustees have the right to have a separate opinion on the effects of the offer on employment appended to the offeree board of directors’ circular or published on a website.

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

The principal differences include the following:

●	under English law and our Articles, each shareholder present at a meeting has only one vote unless demand is made for a vote on a poll, in which case each holder gets one vote per share owned. Under U.S. law, each shareholder typically is entitled to one vote per share at all meetings;
●	under English law, it is only on a poll that the number of shares determines the number of votes a holder may cast. You should be aware, however, that the voting rights of ADSs are also governed by the provisions of a deposit agreement with our depositary bank;
●	under English law, subject to certain exceptions and disapplications, each shareholder generally has preemptive rights to subscribe on a proportionate basis to any issuance of ordinary shares or rights to subscribe for, or to convert securities into, ordinary shares for cash. Under U.S. law, shareholders generally do not have preemptive rights unless specifically granted in the certificate of incorporation or otherwise;
●	under English law and our Articles, certain matters require the approval of 75% of the shareholders who vote (in person or by proxy) on the relevant resolution (or on a poll of shareholders representing 75% of the ordinary shares voting (in person or by proxy)), including amendments to the Articles. This may make it more difficult for us to complete corporate transactions deemed advisable by our board of directors. Under U.S. law, generally only majority shareholder approval is required to amend the certificate of incorporation or to approve certain significant transactions;
●	in the UK, takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares (including those represented by ADSs) will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares (including those represented by ADSs) voting for approval;
●	under English law and our Articles, shareholders and other persons whom we know or have reasonable cause to believe are, or have been, interested in our shares may be required to disclose information regarding their interests in our shares upon our request, and the failure to provide the required information could result in the loss or restriction of rights attaching to the shares, including prohibitions on certain transfers of the shares, withholding of dividends and loss of voting rights. Comparable provisions generally do not exist under U.S. law; and
●	the quorum requirement for a shareholders’ meeting is one or more qualifying persons present at a meeting and between them holding (or being the proxy or corporate representative of the holders of) at least thirty-three and one-third percent (33 1/3%) in number of the issued shares (excluding any shares held as treasury shares) entitled to attend and vote on the business to be transacted. Under U.S. law, a majority of the shares eligible to vote must generally be present (in person or by proxy) at a shareholders’ meeting in order to constitute a quorum. The minimum number of shares required for a quorum can be reduced pursuant to a provision in a company’s certificate of incorporation or bylaws, but typically not below one-third of the shares entitled to vote at the meeting.

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

Our Articles provide that, unless we consent by ordinary resolution to the selection of an alternative forum, the courts of England and Wales shall, to the fullest extent permitted by law, be the exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us; (c) any action or proceeding asserting a claim arising out of any provision of the Companies Act 2006 or our Articles (as may be amended from time to time); or (d) any action or proceeding asserting a claim or otherwise related to our affairs (the “England and Wales Forum Provision”.) The England and Wales Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our Articles further provide that unless we consent by ordinary resolution to the selection of an alternative forum, the United States District Court for the Southern District of New York shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act (the “U.S. Federal Forum Provision.”) In addition, our Articles provide that any person or entity purchasing or otherwise acquiring any interest in our shares is deemed to have notice of and consented to the England and Wales Forum Provision and the U.S. Federal Forum Provision; provided, however, that our shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

Based on the current and expected composition of our income and the value of our assets, we believe we were not a PFIC for 2021, and we do not expect to be a PFIC for our current taxable year. However, no assurances regarding our PFIC status can be provided for the current taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. In addition, our belief that we do not expect to be a PFIC for the current taxable year is based in part upon proposed Treasury Regulations and there is a risk that those proposed Treasury Regulations may be modified or withdrawn, which could result in our being classified as a PFIC for the current taxable year. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.

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

We do not believe that we were a CFC in 2021, and we do not expect to be a CFC in 2022. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code. U.S. Holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing, and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes- Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We have begun recruiting additional finance and accounting personnel with certain skill sets that we will need as a public company. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, depending on whether we choose to rely on certain exemptions set forth in the JOBS Act.

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

In connection with the audits of our consolidated financial statements for each of the years ended December 31, 2020, and 2021, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. As a result, a number of adjustments to our consolidated financial statements for the year ended December 31, 2020 and 2021 were identified and corrected during the course of the quarterly review and audit process.

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

We have commenced measures to remediate these material weaknesses, including hiring a new Head of Financial Reporting at the end of the third quarter of 2021, consultants with appropriate experience and technical accounting knowledge, and additional staff. The additional personnel are overseeing the implementation of improved processes and internal controls, building our financial management and reporting infrastructure. We continue to engage with third party specialists, as required, for complex accounting matters. Our management concluded that the material weakness related to the application of U.S GAAP as described above has been remediated as of December 31, 2021.

We are also taking measures to address the IT general control environment through the implementation of a new enterprise resource planning system, of which we are in the final stages of its implementation.

Although we have made progress to enhance our in-house accounting and finance function, in connection with the audit of our financial statements as of the year ended December 31, 2021, our management and our independent registered public accounting firm concluded that the two remaining material weaknesses are still present.

Management are currently not required to comply with Section 404 of the Sarbanes-Oxley Act and are therefore not required to make an assessment of the effectiveness of our internal control over financial reporting. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified by our management or independent registered public accounting firm, and those control deficiencies could have also represented one or more material weaknesses.

Assessing our procedures to improve our internal control over financial reporting is an ongoing process. We may need to hire additional accounting and financial staff and consultants with appropriate experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404 for the year ended December 31, 2022. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. We therefore can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future. Any material weaknesses we identify could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

The United Kingdom’s withdrawal from the EU could increase the regulatory burden of product development and authorization in the United Kingdom and European Union.

On June 23, 2016, a majority of voters in the United Kingdom voted in favor of the United Kingdom withdrawing from the European Union in a national referendum, commonly referred to as Brexit, and the United Kingdom formally left the European Union on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the United Kingdom, which expired on December 31, 2020. However, the EU and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of the United Kingdom and European Union pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion, and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of United Kingdom and European Union pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple European Union Member States has not been implemented into the United Kingdom law, and a separate application will need to be submitted for clinical trial authorization in the United Kingdom.

The cumulative effects of the disruption to the regulatory framework may add to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom. It is possible that there will be increased regulatory complexities which can disrupt the timing of our clinical trials and regulatory approvals. In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy.

In addition, as a result of Brexit, other European Union Member States may seek to conduct referenda with respect to their continuing membership with the European Union. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the European Union will have in the long-term and the full extent to which our business could be adversely affected.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal executive offices are located in Oxford, United Kingdom, where we lease and occupy approximately 5,059 square feet of office and laboratory space. On September 3, 2021, we entered into an agreement to lease approximately 31,000 square feet of the Zeus Building on the Harwell Science and Innovation Campus, Harwell, Oxfordshire. We plan to relocate our headquarters from Oxford to the Zeus Building by mid 2022.

Following the acquisition of Avidea Technologies, Inc. in December 2021, we lease laboratory and office facilities in Baltimore, Maryland, United States. We believe that we require additional space in Maryland or the surrounding area and will be considering obtaining additional facilities on commercially reasonable terms in 2022.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Mark Information

Our ordinary shares, nominal value £0.000025 per share, in the form of American Depositary Shares, or ADSs, trade under the symbol “VACC” on the Nasdaq Global Market.

Holders of Our ADSs

Our American Depositary Shares, or ADSs, each represent one ordinary share, nominal value £0.000025 per share, of Vaccitech plc. An ADS may be evidenced by an American Depositary Receipt issued by the Bank of New York Mellon as depositary bank. As of March 18, 2022, there was one holder of record of our ordinary shares, nominal value ≤0.000025 per share, and 76 holders of record of our ADSs. The closing sale price per ADS on the Nasdaq Global Market on March 22, 2022 was $5.49.

Dividends

We have never paid or declared any cash dividends on shares of our ordinary shares, ADSs or other securities and do not anticipate paying or declaring any cash dividends in the foreseeable future. We currently intend to retain all future earnings, if any, for use in the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Equity Securities

During the period between January 1, 2021 and December 31, 2021, we issued to certain of our employees and advisors, options to purchase an aggregate of 1,947,402 ordinary shares at an average exercise price of $13.79 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.

Use of Proceeds from Initial Public Offering

On May 4, 2021, we completed our initial public offering, or the “IPO”, of 6,500,000 ADSs at a price of $17.00 per ADS for an aggregate offering price of approximately $110.5 million. Morgan Stanley & Co., Jefferies LLC, Barclays Capital Inc., William Blair & Company, L.L.C. and H.C. Wainwright & Co., LLC served as the underwriters of the IPO. The offer and sale of all of the ADSs in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-255158), which became effective on April 29, 2021.

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

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K and our audited financial statements and related notes for the year ended December 31, 2020 included in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission, on April 30, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions.

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

We have a broad pipeline of both clinical and preclinical stage therapeutic and prophylactic programs. Our current therapeutic programs include VTP-300 for the treatment of chronic hepatitis B infection, or CHB, VTP-200 for the treatment of human papilloma virus infection, or HPV, VTP-850 for the treatment of prostate cancer and VTP-600 for the treatment of non-small cell lung cancer, or NSCLC. Our current prophylactic programs include VTP-400 for the prevention of herpes zoster, or shingles, and VTP-500 for the prevention of Middle East respiratory syndrome, or MERS. In addition, we co-invented a COVID-19 vaccine candidate with the University of Oxford, which we assigned to Oxford University Innovation, or OUI, to facilitate the license of those rights by OUI to AstraZeneca UK Limited, or AstraZeneca. The vaccine, formerly referred to as AZD1222, is now authorized for use under the marketing name Vaxzevria in a number of countries. AstraZeneca has exclusive worldwide rights to develop and commercialize Vaxzevria.

On May 4, 2021, we completed our initial public offering, or IPO, pursuant to which we issued and sold 6,500,000 American Depository Shares, or ADSs, at a public offering price of $17.00 per ADS, resulting in net proceeds of $102.8 million, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we funded our operations primarily from private placements of our ordinary and preferred shares, private placements of loan notes convertible into ordinary shares, as well as from grants and licensing agreements, research tax credit payments, investments from non-controlling interest a $2.4 million upfront payment from OUI in July 2020 in connection with the Amendment, Assignment and Revenue Share Agreement, or the OUI License Agreement Amendment, related to the licensing of the COVID-19 vaccine, Vaxzevria, formerly known as AZD1222. We do not expect to generate revenue from any of our own product candidates until we obtain regulatory authorization for one or more of such product candidates, if at all, and commercialize our products, or we enter into out-licensing agreements with third parties. We may receive some revenue pursuant to the OUI License Agreement Amendment with OUI with respect to the AstraZeneca COVID-19 vaccine candidate AZD1222 in certain circumstances if it receives marketing approval from regulatory authorities and is sold commercially. Substantially all of our net losses have resulted from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

We have incurred net losses each year since inception. For the years ended December 31, 2021 and December 31, 2020, we incurred net losses of $51.1 million and $17.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $108.6 million and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and/or timing associated with the development of that product candidate or could prevent continuation of that program being in the company’s interests. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we might be required to expend significant additional financial resources and time on the completion of clinical development. In some circumstances, such as the emergence of a significantly more effective therapy from a competitor, it may be appropriate to discontinue a product candidate program. Including the net proceeds from our IPO, we expect that our cash balance as of December 31, 2021 will enable us to fund our operating expenses and capital requirements into the second half of 2024.

Recent Developments

On November 12, 2021, we announced results from ongoing Phase 1 and Phase 1b/2a clinical trials of VTP-300, an immunotherapy candidate in development for the treatment of CHB infection. Results to date showed that both the ChAdOx1-HBV (prime), in study HBV001 (healthy volunteers and CHB patients), and the combination of ChAdOx1-HBV (prime) and MVA-HBV (boost), in study HBV002 (CHB patients only), were highly immunogenic to all HBV viral targets, and were generally well tolerated.

On December 7, 2021, we announced that interim data from 27 patients, who had completed 3 months in the HBV002 study in chronic Hepatitis B (CHB) patients, demonstrated noted changes in surface antigen (HBsAg) levels, especially in the group receiving low-dose nivolumab with the heterologous boost (VTP-300). The HBV002 study is enrolling 4 groups to explore prime-boost vector combinations, either MVA-HBV (prime) + MVA-HBV (boost), ChAdOx1-HBV (prime) + MVA-HBV (boost) (VTP-300), VTP-300 with low-dose nivolumab given at the boost, and VTP-300 with low-dose nivolumab given at both the prime and the boost. The HBV002 study is designed to evaluate the different regimens and investigators will now look to focus enrollment on Group 2 which involves dosing of VTP-300 without nivolumab and Group 3, which involves dosing of VTP-300 with nivolumab administered with the MVA boost, due to the encouraging surface antigen (HBsAg) decrease measured in these study groups.

In December 2021, we acquired Avidea Technologies Inc., or Avidea, to expand both our technology base and product pipeline and to strengthen our scientific leadership in immunotherapies and vaccines. Prior to the acquisition, Avidea was a privately-held biotechnology company with a goal of advancing the next generation of safer and more effective T cell immunotherapies for treating cancer, infections, and autoimmune diseases. Avidea’s precision immunotherapies are enabled by polymer-drug conjugate technologies, which are purpose-built to address the need for improved T cell and antibody-based immunotherapies. Avidea has established current Good Manufacturing Practice, or cGMP, processes for its platforms and also achieved compelling in vivo proof-of-concept data in rigorous preclinical models for a number of product candidates. This has enabled a strong pipeline of immunotherapies, some of which we expect will enter clinical testing in 2022 and 2023.

On January 18, 2022, we, Cancer Research UK, and the Ludwig Institute for Cancer Research (Ludwig) announced that the first patient had been dosed in the MAGE trial, which is testing a novel immunotherapeutic, VTP-600, in patients with the most common type of lung cancer. The Phase 1/2a trial is expected to enroll approximately 86 people who have been newly diagnosed with non-small cell lung cancer (NSCLC) and will be testing the safety and initial efficacy of VTP-600 in these patients. If further clinical trials are successful, VTP-600 could prove to be a powerful new treatment for a group of patients in need of better options. Depending on its effectiveness in NSCLC, VTP-600 could be evaluated in other types of cancer in the future, including breast, bowel, bladder and melanoma. Cancer Research UK’s Centre for Drug Development (CDD) is managing and providing significant funding for the phase 1/2a trial. Vaccitech Oncology Limited (VOLT), a strategic collaboration between us and Ludwig, are supplying VTP-600 for the trial.

On February 1, 2022, we gave notice to terminate The Oxford Science Park lease. The lease will be terminated on July 30, 2022, by which date the Company will have relocated its corporate headquarters from Oxford to The Harwell Science and Innovation Campus, Oxfordshire.

Impact of the COVID-19 Pandemic

The spread of COVID-19, which we refer to as the COVID-19 pandemic, and the policies and regulations implemented by governments in response to the COVID-19 pandemic have had a significant impact, both directly and indirectly, on the global economy and our business and operations, including continuing disruption to our clinical trial activities. Of note, the initiation of our Phase 1 clinical trial for VTP-500, which was being conducted at the University of Oxford, was paused and discontinued due to COVID-19. In addition, the COVID-19 pandemic has had a negative effect on the operations of our third-party manufacturers and the supply chain for our product candidates and clinical trial materials, due to limitations on travel imposed or recommended by federal, state/provincial or municipal governments, employers and others.

Our study protocols have been amended so that participants who have previously received Vaxzevria (or any other adenovirus-based vaccine) wait for a minimum of three months between their last adenovirus vaccine and injection with our immunotherapeutic product candidates to prevent prior vector immunity affecting the study.

In the VTP-200 program, the initiation of investigational sites for the Phase 1b/2 clinical trial (HPV001) across all countries has been impacted by COVID-19. The UK is particularly affected as resources to support set up of trials not related to COVID-19 have been low across sites. Other pandemic related issues affecting recruitment include the mass vaccination programs and the adverse publicity early in the second quarter of 2021 around Vaxzevria. Participant recruitment continues to be delayed with last patient first visit anticipated in the first quarter of 2022, and the interim analysis is expected to be available in the fourth quarter of 2022.

For our Phase 1 (HBV001) clinical trial for VTP-300, recruitment of patients with Chronic Hepatitis B (CHB) in the UK has been challenging, due to COVID-19 lockdowns. We completed recruitment for cohorts 1-5 in October 2021. For our Phase 1b/2a (HBV002) clinical trial for VTP-300, CHB patient recruitment continues with delays in Taiwan, South Korea, and the United Kingdom due to the ongoing COVID-19 restrictions in those countries. Patient recruitment has also been delayed in South Korea due to the roll out of Vaxzevria vaccine and vaccine hesitancy. Patient recruitment is estimated to be completed in the first quarter of 2022, with full efficacy data expected in the second half of 2022.

If the disruption due to the COVID-19 pandemic continues, our planned future preclinical and clinical development for our other product candidates could also be delayed due to government orders and site policies as a result of the pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have mandated that our non-laboratory based employees, such as clinical, manufacturing, finance, administrative, quality, regulatory and program managers split their time between working from home and the office, being sure to adhere to COVID-19 working guidelines when on the office premises. Our increased reliance on personnel working from home may negatively impact productivity, increase the potential risks of data privacy or security breaches, or disrupt, delay, or otherwise adversely impact our business.

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

Components of Our Operating Results

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so in the near future, if at all. Our revenue to date has been derived from a research grant from BARDA, a research collaboration and license agreement with Enara Bio and the OUI License Agreement Amendment with OUI relating to Vaxzevria (formerly, AZD1222).

In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. As a direct result of the OUI License Agreement Amendment, we received a payment of $2.4 million, of which we have recognized $2.4 million as revenue during the year ended December 31, 2020. No revenue has been recognized as a result of this agreement for the year ended December 31, 2021.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, including share-based compensation, in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, rent expenses related to our offices, depreciation, foreign exchange gains and losses on our cash balances and other central non-research costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities in both the UK and USA and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs would normally increase as our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.

Other Income (Expense)

Change in Fair Value of Derivatives

We recognized a change in fair value in relation to the conversion and redemption features embedded in the convertible loan notes in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. We had an embedded derivative liability related to the conversion features, the cash redemption feature on maturity and the cash redemption feature upon an exit event that settles in noncash consideration embedded in convertible loan notes. The fair value of the embedded derivatives is a Level 3 valuation with the significant unobservable inputs being the probability of exercise of conversion and cash redemption features. Significant judgment is employed in determining the appropriateness of certain of these inputs.

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

Research and Development Incentives

Research and development incentives contain payments receivable from the United Kingdom and Australian governments related to corporation tax relief on research and development projects incentive programs in the United Kingdom and Australia. We account for such relief received as other income.

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

We believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Going Concern

The consolidated financial statements included elsewhere herein have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have financed our activities principally from the issuance of ordinary and preferred equity securities and convertible loan notes. We have experienced recurring losses since inception and expect to incur additional losses in the future in connection with research and development activities. Our ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us.

We incurred a net loss of $51.1 million and used $32.6 million in cash to fund our operating activities during the year ended December 31, 2021 and $17.9 million and $11.0 million, respectively, for the year ended December 31, 2020. We had an accumulated deficit of $108.6 million as of December 31, 2021. As of December 31, 2021, we had $214.1 million in cash and cash equivalents as a result of equity issuances and the IPO in 2021. Our management believes that we have sufficient cash to support our operations through to the second half of 2024, without additional financing. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, we may be forced to delay, reduce or eliminate some or all of our research and development programs and product portfolio expansion, which could adversely affect our operating results or business prospects. Although our management continues to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. After considering the uncertainties, management consider it is appropriate to continue to adopt the going concern basis in preparing the consolidated financial statements.

Convertible Loan Notes and Embedded Derivatives

In 2020, we entered into a series of unsecured convertible loan notes arrangements on various dates between July through November 2020. The convertible loan notes accrue interest daily at 8% per annum, which is payable in (a) cash upon an event of default or (b) cash or shares at the Board’s discretion upon conversion. The convertible loan notes will mature on June 6, 2023. On maturity, the lenders can elect cash redemption in lieu of conversion, in an amount that equals all outstanding principal plus a redemption premium. The convertible loan notes may not be prepaid without the consent of the lenders.

We review the terms of convertible loan notes and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Derivative financial instruments are initially measured at fair value, and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to consolidated statement of operations and comprehensive loss. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument exceed the total proceeds received an immediate charge to consolidated statement of operations and comprehensive loss is recognized in order to initially record the derivative instrument at fair value.

The discount from the face value of the convertible loan notes resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to consolidated statement of operations and comprehensive loss, using the effective interest method.

Embedded derivatives bifurcated are presented along with the host contract on the balance sheet.

Recognition of Revenue from Contracts with Customers

In 2020, we entered into the OUI License Agreement Amendment with OUI to facilitate the license of our rights to the COVID-19 vaccine we co-invented with OUI to AstraZeneca, which is now known as Vaxzevria. Our performance obligations under the terms of this agreement are limited to the transfer of intellectual property rights (licenses and other rights). Payments by AstraZeneca to OUI under this agreement included an up-front payment and may include payments based upon the achievement of defined milestones, commercial milestones and royalties on product sales if certain future conditions are met. We are entitled to a specified percentage of payments, including royalties and milestones, received by OUI from that license agreement with AstraZeneca as set out in the OUI License Agreement Amendment.

We evaluate our collaboration and licensing arrangements pursuant to Accounting Standards Codification 606, or ASC 606. To determine the recognition of revenue from arrangements that fall within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize determinable revenue when, or as, the company satisfies a performance obligation or (if later) when such revenue becomes payable. We present revenues from collaboration and licensing arrangements separately from other sources of revenue.

Amounts received by us as non-refundable upfront payments under the OUI License Agreement Amendment prior to satisfying the above revenue recognition criteria would be recorded as deferred revenue in our consolidated balance sheets. Such amounts would be recognized as revenue over the performance period of the respective services on a percent of completion basis for each of the obligations. Contingent milestone payments related to specified preclinical and clinical development milestones are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, manufacturing expenses and external costs of vendors engaged to conduct preclinical development activities and clinical trials as well as the cost of licensing technology. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are then expensed as the related goods are delivered or the services are performed.

All patent-related costs incurred in connection with filing and prosecuting patent applications are classified as research and development costs and expensed as incurred due to the uncertainty about any future recovery of the expenditure. Upfront payments, milestone payments and annual payments made for the licensing of technology are generally expensed as research and development in the period in which they are incurred. Incremental sublicense fees triggered by contracts with customers are capitalized and expensed as research and development expenses over the period in which the relating revenue is recognized.

Share-based Compensation

We grant options and restricted shares to employees and directors and account for share-based compensation using a fair value method. All of these arrangements are settled in equity at a predetermined price and generally vest over a period of four years. All share options have a life of 10 years before expiration. To the extent such incentives are in the form of share options, up until the first quarter of 2021, the options may have been granted pursuant bilateral EMI option awards or unapproved option awards. The EMI option award agreements provide for the grant of potentially tax favored Enterprise Management Incentive, or EMI, options, to our U.K. employees and directors. Options issued pursuant to such agreements have an exercise price agreed with HM Revenue & Customs. On April 8, 2021, we adopted the Vaccitech plc Share Award Plan 2021  and the Vaccitech plc Non-Employee Sub-Plan which is a sub-plan of the Vaccitech plc Share Award Plan 2021. Under the terms of the Vaccitech plc Share Award Plan 2021, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights, restricted shares. Upon adoption of the Vaccitech plc Share Award Plan 2021, no further awards are granted pursuant bilateral EMI option awards or unapproved option awards.

Share based compensation awards are measured at the grant date fair value. For service-based awards, compensation expense is generally recognized over the requisite service period of the awards, usually the vesting period. The Company applies the “multiple option” method of allocating expense. In applying this method, each vesting tranche of an award is treated as a separate grant and recognized on a straight-line basis over that tranche’s vesting period. For performance-based awards where the vesting of the awards may be accelerated upon the achievement of certain milestones. vesting and the related share-based compensation is recognized as an expense when it is probable the milestone will be met. The Company has elected to recognize the effect of forfeitures on share-based compensation when they occur. Any differences in compensation recognized at the time of forfeiture are recorded as a cumulative adjustment in the period where the forfeiture occurs.

We measure share-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model for options. Black-Scholes utilizes assumptions related to expected term, forfeitures, volatility, the risk-free interest rate, the dividend yield (which is assumed to be zero, as we have not paid any cash dividends). For options granted prior to our IPO, we applied a discount for lack of marketability calculated using the Finnerty model.

The assumptions used in the Black-Scholes model to determine fair value for the share option grants during the year ended December 31, 2021 and the year ended December 31, 2020 and were:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Expected volatility	110.6%	117.73%
Expected term (years)	6.31	6.40
Risk-free interest rate	1.06%	1.10%
Expected dividend yield	0.00%	0.00%

For the year ended December 31, 2021, 1,947,402 share options were granted, and 763,230 share options were granted for the year ended December 31, 2020. In January and March 2022, we granted further 1,632,922 share options with a weighted average exercise price of $11.24.

Business Combinations

We acquired Avidea Technologies, Inc on December 10, 2021 and have accounted for the acquisition using the acquisition method of accounting. This required us assess and make judgments as to whether the acquisition met the criteria of a business combination or an asset acquisition. In determining that the acquisition of Avidea Technologies, Inc. met the criteria of a business combination we first used the “screen” to assess whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. As the screen was not met, we then applied the “framework” for determining whether the acquired set included at minimum, an input and substantive process that together significantly contribute to the ability to create output. We concluded that the framework criteria are met because the scientists make up an organized workforce that has the necessary skills, knowledge, or experience to perform processes that when applied to the developed technology (input) is critical to the ability undertake research and development of a product that can be provided to a customer. The more than-insignificant amount of goodwill (including the fair value associated with the workforce), was also an indicator that management considered in determining that the workforce is performing a critical process.

We recognize tangible and identifiable intangible assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities is allocated to goodwill. The estimate of fair value as of the acquisition date required the use of significant assumptions and estimates. The developed technology was valued using the cost approach. The critical assumptions and estimates included, but were not limited to developer margins, mark up on costs, opportunity costs, discount rates and market rates for salary, bonus and benefits of staff involved in the development of the technology. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, we will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

The Company acquired Avidea for an up-front amount of $33.3 million, of which $12.2 million was payable in cash and $21.1 million in 2,163,694 of the Company’s American Depositary Shares. In addition, Avidea’s stockholders may be entitled to receive an aggregate of up to $40 million in additional payments, payable in a mixture of cash and ADSs, upon the achievement of certain milestones. This contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date, and subsequently remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. The fair value of Contingent Consideration is determined based on the probability of pursuit, the probability of success of the achievement of the milestone, the expected date of milestone achievement and applying the relevant discount rate.

Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

Goodwill and Purchased Intangible Asset

We test goodwill for impairment at least annually on November 30, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. The goodwill of $12.6 million recognized to December 31, 2021 wholly relates to the acquisition of Avidea Technologies, Inc. on December 10, 2021. No events or circumstances changed during the year ended December 31, 2021 that would indicate that the fair value of the reporting unit is below the carrying amount. We will perform an impairment assessment of the Company's assets including goodwill and intangible assets in the first quarter of 2022 as the Company has experienced a sustained decline in the price of its ADSs in the first quarter of 2022 which is a potential indicator that it is more likely than not that a goodwill impairment exists. The impairment assessment could lead to an impairment charge for the first quarter of 2022.

Our purchased intangible assets were recently acquired in connection with the Avidea Technologies, Inc. business combination, and consist of developed technologies, notably SNAPvax. We have determined a useful life of 10 years and will amortize the developed technology over this period. If we were to identify an impairment indicator in the future, we may conclude that the carrying value of the intangible asset is not recoverable within the remaining useful life of the asset and recognize a non-cash impairment charge. An impairment of this asset could have a material impact on our results of operations.

Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Year	Year
	ended December	ended December
	31, 2021	31, 2020	Change
Revenue from Licenses, Grants & Services Operating expenses:	268	4,821	(4,553)
Operating expenses:
Research & development	20,371	14,387	5,985
General and administrative	25,118	10,480	14,637
Total operating expenses	45,489	24,867	20,622
Loss from operations	(45,221)	(20,046)	25,175
Other income (expense)
Change in fair value of derivatives	5,994	2,039	3,955
Unrealized exchange gain on convertible loan notes	209	448	(239)
Loss on extinguishment of convertible loan notes	(13,789)	—	(13,789)
Interest income	2	—	2
Interest expense	(2,668)	(3,600)	932
Research and development incentives	4,001	3,279	722
Others	332	42	290
Total other (expenses) income	(5,919)	2,208	(8,127)
Tax benefit	28	(95)	123
Net loss	(51,112)	(17,933)	(33,179)

Revenue

For the year ended December 31, 2021, our revenue primarily consisted of $0.2 million of reimbursement of research and development expenses from BARDA and $0.1 million of license revenue from a research, collaboration and license agreement with Enara Bio. For the year ended December 31, 2020, our revenue primarily consisted of $2.4 million from the OUI License Agreement Amendment with respect to the AstraZeneca COVID-19 vaccine candidate AZD1222 and $1.6 million of reimbursement of research and development expenses from BARDA.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and December 31, 2020:

	Year	Year
	ended December	ended December
	31, 2021	31, 2020	Change
Direct research and development expenses by program:
VTP-200 HPV	3,061	1,716	1,345
VTP-300 HBV	6,431	3,646	2,785
VTP-600 NSCLC	687	1,598	(911)
VTP-800/850 Prostate cancer	2,433	119	2,314
Other and earlier stage programs	1,382	3,245	(1,863)
Internal research and development expenses:
Personnel-related (including share-based compensation)	5,787	2,966	2,821
Facility related	410	191	219
Other internal costs	180	906	(726)
Total research and development expense	$20,371	14,387	5,984

Our research and development expenses for the years ended December 31, 2021 and 2020 were $20.4 million and $14.4 million, respectively. Personnel-related expenses were $5.8 million and $3.0 million, respectively, as a result of the relative increase in our headcount across both the UK and US. Direct expenses for outside services and consultants and laboratory materials were $14.0 million for the year ended December 31, 2021 and $10.3 million for the year ended December 31, 2020 and mainly comprised of costs for clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. The Other and earlier stage programs for the year ended December 31, 2021 includes a refund of $0.3 million received in respect of the closure of the MVA-based influenza prophylactic, VTP-100, which did not meet defined primary clinical endpoints in 2020.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 were $25.1 million, which were mainly attributable to personnel expenses of $20.4 million, including the share-based payment charge of $14.2 million, insurance costs of $4.8 million and legal and professional fees of $2.9 million, netted by unrealized foreign exchange gain on cash balances of $6.0 million. The share-based payment charge includes a one-off expense relating to the RSUs that vested upon the successful completion of our IPO. For the year ended December 31, 2020, general and administrative expenses were $10.5 million, including personnel expenses of $5.4 million, and professional fees and consulting fees of $3.2 million, netted by unrealized foreign exchange gains on our cash balances of $0.4 million.

Change in fair value of derivatives

For the years ended December 31, 2021, and 2020, we recognized a change in fair value of $6.0 million and $2.0 million, respectively, in relation to the conversion and redemption features embedded in the convertible loan notes.

Loss on extinguishment of convertible loan notes

For the year ended December 31, 2021, we recognized a loss of $13.8 million related to conversion of convertible loan notes into 12,421 Series B preferred shares. The loss is a difference between (1) the fair value of those shares ($53.7 million) and (2) the sum of the carrying amounts of the convertible loan notes ($25.6 million) and the bifurcated conversion and redemption feature liability ($14.4 million).

Interest Expense

For the years ended December 31, 2021, and 2020, interest expense was $2.7 million and $3.6 million respectively, which primarily relate to our convertible loan notes, which carry a market rate of interest.

Research and Development Incentives

For the years ended December 31, 2021 and 2020, we accrued research and development incentives of $4.0 million and $3.3 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. We account for such relief received as other income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, and most recently from an upfront payment from OUI in connection with the OUI License Agreement Amendment and the issuance of convertible loan notes. Through December 31, 2021, we had received gross proceeds of approximately $324.8 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of December 31, 2021, we had cash and cash equivalents of $214.1 million. Key financing and corporate milestones include the following:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Year	Year
	ended December	ended December
	31, 2021	31, 2020
Net cash used in operating activities	(32,583)	(11,028)
Net cash used in investing activities	(12,912)	(293)
Net cash provided by financing activities	222,742	41,435
Effect of exchange rates on cash and cash equivalents	(6,459)	1,720
Net increase in cash and cash equivalents	170,788	31,834

Cash Used in Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $32.6 million, primarily resulting from our net loss of $51.1 million, adjusted by fair value gain on embedded derivatives of $6.0 million, loss on conversion of convertible loan notes of $13.8 million, share-based compensation of $16.5 million, non-cash interest expense of $0.8 million, depreciation and amortization of $0.6 million, foreign exchange gain on convertible loan notes of $0.2 million and changes in our operating assets and liabilities, net of $7.0 million. During the year ended December 31, 2020, net cash used in operating activities was $11.0 million, primarily resulting from our net loss of $17.9 million, adjusted by share based compensation of $3.6 million, depreciation of $0.2 million and changes in our operating assets and liabilities, net of $2.0 million.

Net Cash Used in Investing Activities

During the year ended December 31, 2021, cash used in investing activities was $12.9 million, including $11.8 million which was related to the acquisition of Avidea Technologies, Inc, and $1.1 million from capital expenditures. During the year ended December 31, 2020, cash used in investing activities was $0.3 million, which resulted from capital expenditures in connection with the new laboratory, improvements to expand our laboratory space and purchases of property and equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $222.7 million consisting of $121.8 million of net proceeds from the issuance of Series B shares, $102.8 million of net proceeds from our initial public, offering costs of $2.2 million and $0.3 million of proceeds from issuance of shares to non-controlling interest. During the year ended December 3l, 2020, cash provided by financing activities was $41.4 million, consisting of $41.2 million of proceeds from the issuance of convertible loan notes and $0.3 million of capital contributions from non-controlling interest.

Effect of exchange rates on cash and cash equivalents

During the year ended December 31, 2021 and 2021, the effect of foreign exchange on cash and cash equivalents was $6.5 million loss and $1.7 million gain respectively, primarily as a result of fluctuations between the U.S dollar and pound sterling exchange rates.

Future Funding Requirements

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we are not yet profitable and have incurred losses in each period since our inception in 2016. As of December 31, 2021, we had an accumulated deficit of $108.6 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Since our foundation, we have invested a significant portion of our efforts and financial resources in research and development activities for our ChAdOx1, ChAdOx2 and MVA technologies, development of new technologies, and our product candidates derived from these technologies. Preclinical studies and especially clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may elect to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate functions. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and potentially in-house manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise as outlined above. Because the outcome of any preclinical study or clinical trial is uncertain and the rate of change of third-party costs is also unpredictable, we cannot reasonably estimate now the actual amounts which will be necessary to complete the development and commercialization of our current or future product candidates successfully.

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

Based on our research and development plans, we expect that the net proceeds from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.

Lease, Purchase, and Other Obligations

We have operating lease obligations related to our property, plant and equipment. The details of these leases are disclosed in Item 2. "Properties.". The obligations related to both short- and long-term lease arrangements is set forth in Note 16 "Commitment and Contingencies" to our consolidated financial statements.

We enter into contracts in the normal course of business with CROs and other third parties for clinical trials and preclinical research studies and testing. These contracts are generally cancellable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation.

We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of December 31, 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Currency Translation

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling and Australian dollar. Our reporting currency is the U.S. dollar, our functional currency is the pound sterling and the functional currency of our wholly owned foreign subsidiary, Vaccitech Australia Pty, is the Australian dollar. Our cash and cash equivalents as of December 31, 2021 consisted primarily of cash balances held by Vaccitech (UK) Limited in U.S. dollars.

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

Interest Rate Sensitivity

We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash and cash equivalents of $214.1 million as of December 31, 2021, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

Our audited consolidated financial statements are included at the end of this annual report, starting at page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2021 were not effective for the reasons set forth below.

In connection with the audits of our consolidated financial statements for each of the years ended December 31, 2020, and 2021, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. As a result, a number of adjustments to our consolidated financial statements for the year ended December 31, 2020 and 2021 were identified and corrected during the course of the quarterly review and audit process.

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

We have commenced measures to remediate these material weaknesses, including hiring a new Head of Financial Reporting at the end of the third quarter of 2021, consultants with appropriate experience and technical accounting knowledge, and additional staff. The additional personnel are overseeing the implementation of improved processes and internal controls, building our financial management and reporting infrastructure. We continue to engage with third party specialists, as required, for complex accounting matters. Our management concluded that the material weakness related to the application of U.S GAAP as described above has been remediated as of December 31, 2021.

We are also taking measures to address the IT general control environment through the implementation of a new enterprise resource planning system, of which we are in the final stages of its implementation.

Although we have made progress to enhance our in-house accounting and finance function, in connection with the audit of our financial statements as of the year ended December 31, 2021, our management and our independent registered public accounting firm concluded that the two remaining material weaknesses are still present.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 24, 2022, the Board of Directors of the Company established June 15, 2022 as the date for the Company’s 2022 Annual Meeting of Shareholders, or Annual Meeting, which will be held at 1:00 pm London time (8:00 am Eastern Time), and established May 6, 2022 as the record date for determining shareholders entitled to notice of, and to vote at, the Annual Meeting. Because the Company did not hold an annual meeting the previous year, shareholders of the Company who wish to have a resolution considered for inclusion in the Company’s proxy materials for the Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, or Exchange Act, must ensure that such resolution is received by the Company’s Secretary c/o The Schrödinger Building, Heatley Road, The Oxford Science Park, Oxford OX4 4GE United Kingdom on or before the close of business on April 22, 2021, which the Company has determined to be a reasonable time before it expects to begin to print and distribute its proxy materials prior to the Annual Meeting. Any such resolution must also meet the requirements set forth in the rules and regulations of the Securities and Exchange Commission to be eligible for inclusion in the proxy materials for the Annual Meeting. The April 22, 2021 deadline will also apply in determining whether notice of a stockholder resolution is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) of the Exchange Act. Under section 338 of the U.K. Companies Act 2006, shareholders representing at least 5% of holders entitled to vote on a resolution at an annual general meeting may require the Company to include such resolution in its notice of an annual general meeting. Provided the applicable thresholds are met, notice of the resolution must be received by the Company at the Office of the Company Secretary at the address specified above, at least six weeks prior to the date of the annual general meeting, or, if later, at the time notice of the annual general meeting is delivered to shareholders.

In addition, in accordance with the requirements contained in the Company’s Articles of Association, or Charter, shareholders who wish to bring business before the Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a person for election as a director must ensure that written notice of such resolution (including all of the information specified in the Charter) is received by the Company’s Secretary at the address specified above no later than the close of business on April 22, 2021. Any such proposal must meet the requirements set forth in the Charter in order to be brought before the Annual Meeting.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 Annual General Meeting to be filed with the U.S. Securities and Exchange Commission.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 Annual General Meeting to be filed with the U.S. Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 Annual General Meeting to be filed with the U.S. Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 Annual General Meeting to be filed with the U.S. Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2022 Annual General Meeting to be filed with the U.S. Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements.

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements in Item 8.

(2)	Financial Statement Schedules.

No schedules are submitted because they are not applicable, not required, or because the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits.

EXHIBIT INDEX

Exhibits number	Description of exhibit
2.1†

Agreement and Plan of Merger and Reorganization, dated December 9, 2021, by and among Vaccitech plc, VA Merger Sub 1 Inc., VA Merger Sub 2 Inc., Avidea Technologies Inc., and Benjamin Eisler, as the Securityholder Agent (Incorporated by reference to Exhibit 2.1 to our Periodic Report on Form 8-K (File No. 001-40367) filed on December 14, 2021).

2.2*†	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 11, 2022, by and between Vaccitech plc and Benjamin Eisler, as Securityholder Agent.

3.2	Articles of Association of the Registrant (Incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-40367) filed on May 10, 2021)).

4.1	Form of Deposit Agreement (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

4.2	Form of American Depositary Receipt (included in Exhibit 4.1).

4.3*	Description of Registrant’s Securities.

10.1#	EMI Option Scheme and form of award agreement thereunder (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.2#

2021 Stock Option and Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.3#	2021 Employee Share Purchase Plan (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.4†

License of Technology by and between the Registrant and Oxford University Innovation Limited, dated as of March 4, 2016, as amended on January 14, 2019 and as further amended April 29, 2020 (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.5†

License Agreement by and between the Registrant and Oxford University Innovation Limited, dated as of September 8, 2017 (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.6†

Master Collaboration Agreement by and between the Registrant and CanSino Biologics, Inc., dated as of September 4, 2018 (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.7†

License Agreement by and among the Registrant, The Chancellor, Masters and Scholars of the University of Oxford and Oxford University Innovation Limited, dated as of September 27, 2018 (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.8†

License Agreement by and between the Registrant and Vaccitech Oncology Limited, dated as of November 14, 2018 (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.9†

Clinical Trial and Option Agreement by and among Vaccitech Oncology Limited, Cancer Research Technology Limited, and Cancer Research UK, dated as of December 16, 2019 (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.10#

Form of Deed of Indemnity between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.11#**

Form of Employment Agreement between the Registrant and William Enright (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.12#**

Form of Employment Agreement between the Registrant and Georgy Egorov (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.13#**

Form of Employment Agreement between the Registrant and Thomas G. Evans, MD (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.14#**

Form of Employment Agreement between the Registrant and Margaret Marshall, MD (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.15#**

Form of Employment Agreement between the Registrant and Chris Ellis (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.16#**

Form of Employment Agreement between the Registrant and Graham Griffiths (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.17

Lease Agreement by and between the Registrant and Oxford Sciences Innovation plc, dated March 27, 2019 (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.18

Lease Agreement dated September 3, 2021 by and among The Harwell Science and Innovation Campus General Partner Limited, The Harwell Science and Innovation Campus Nominee Limited, The Harwell Science and Innovation Campus Limited Partnership and Vaccitech (UK) Limited (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on November 12, 2021).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BDO LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this annual report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
*	Filed or furnished herewith.
†	Certain portions of this exhibit have been omitted because they are not material and the Registrant customarily and actually treats that information as private or confidential.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
**

Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

+ The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Annual Report and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2022	VACCITECH PLC

	By:	/s/ WILLIAM ENRIGHT

William Enright
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints William Enright and Georgy Egorov, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM ENRIGHT	Chief Executive Officer and Director	March 25, 2022
William Enright	(Principal Executive Officer)

/s/ GEORGY EGOROV	Chief Financial Officer	March 25, 2022
Georgy Egorov	(Principal Financial and Accounting Officer)

/s/ ROBIN WRIGHT	Chairman and Director	March 25, 2022
Robin Wright

/s/ ALEX HAMMACHER	Director	March 25, 2022
Alex Hammacher

/s/ PIERRE A. MORGON	Director	March 25, 2022
Pierre A. Morgon

/s/ ANNE M. PHILLIPS	Director	March 25, 2022
Anne M. Phillips

/s/ KAREN T. DAWES	Director	March 25, 2022
Karen T. Dawes

/s/ JOSEPH C. F. SCHEEREN	Director	March 25, 2022
Joseph C. F. Scheeren

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Vaccitech plc

Oxford, United Kingdom

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vaccitech plc (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred shares and shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO LLP

BDO LLP

We have served as the Company's auditor since 2017.

London, United Kingdom

March 25, 2022

VACCITECH PLC

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

	As of		As of
	December 31,		December 31,
	2021		2020
Assets
Current assets:
Cash and cash equivalents	$214,054		$43,266
Accounts receivable	20		518
Research and development incentives receivable	6,229		2,708
Prepaid expenses and other current assets	6,462		1,409
Total current assets	226,765		47,901
Goodwill	12,630		—
Property and equipment, net	1,829		629
Intangible assets, net	31,430		—
Right of use assets, net	7,257		2,136
Other assets	804		—
Total assets	$280,715		$50,666
Liabilities, Redeemable Convertible Preferred Shares And Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,419		$4,667
Accrued expenses and other current liabilities	7,875		2,537
Deferred revenue	182		245
Current portion of lease liability	523		192
Debt	159		—
Total current liabilities	11,158		7,641
Convertible loan notes – non current	—		44,700
Lease liability – non current	6,540		1,472
Contingent consideration	2,371		—
Deferred tax liability, net	8,084		—
Total liabilities	28,153		53,813
Commitments and contingencies (Note 16)
Series A redeemable convertible preferred shares; £0.10 nominal value; no shares issued and outstanding; (December 31,2020: issued and outstanding: 22,065)	—		33,765
Series B redeemable convertible preferred shares (Series B shares); £0.10 nominal value; no shares issued and outstanding; (December 31, 2020: issued and outstanding: no shares issued or outstanding)	—		—
Shareholders’ equity (deficit):
Ordinary shares, £0.000025 nominal value; 37,188,730 shares authorized, issued and outstanding (December 31, 2020: authorized, issued and outstanding: 7,960,458)	1		0	[1]
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2020: no shares issued or outstanding)	86		—
Deferred B shares, £0.01 nominal value; 570,987 shares authorized, issued and outstanding (December 31, 2020: no shares issued or outstanding)	8		—
Deferred C shares, £0.000007 nominal value, 27,828,231 shares authorized, issued and outstanding (December 31, 2020: authorized, issued and outstanding: 7,960,458)	0	[1]	0	[1]
Additional paid-in capital	369,103		21,660
Accumulated deficit	(108,585)		(57,720)
Accumulated other comprehensive loss – foreign currency translation adjustments	(8,488)		(1,243)
Noncontrolling interest	437		391
Total shareholders’ equity/(deficit)	252,562		(36,912)
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$280,715		$50,666

1 Indicates amount less than thousand

The accompanying notes are an integral part of these consolidated financial statements.

VACCITECH PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
License revenue	$63	$2,553
Service revenue	21	405
Research grants and contracts	184	1,863
Total revenue	268	4,821
Operating expenses
Research and development	20,371	14,387
General and administrative	25,118	10,480
Total operating expenses	45,489	24,867
Loss from operations	(45,221)	(20,046)
Other income (expense):
Change in fair value of derivatives	5,994	2,039
Unrealized foreign exchange gain on convertible loan notes	209	448
Loss on extinguishment of convertible loan notes	(13,789)	—
Interest expense	(2,668)	(3,600)
Interest income	2	0	[1]
Research and development incentives	4,001	3,279
Other income, net	332	42
Total other (expense) income	(5,919)	2,208
Tax benefit (expense)	28	(95)
Net loss	(51,112)	(17,933)
Net loss attributable to noncontrolling interest	247	227
Net loss attributable to Vaccitech shareholders	$(50,865)	$(17,706)

Weighted-average ordinary shares outstanding, basic and diluted	25,894,375	7,904,529
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.96)	$(2.24)

Net loss	$(51,112)	$(17,933)
Other comprehensive loss – foreign currency translation adjustments	(7,248)	(776)
Comprehensive loss	(58,360)	(18,709)
Comprehensive loss attributable to noncontrolling interest	250	227
Comprehensive loss attributable to Vaccitech shareholders	$(58,110)	$(18,482)

The accompanying notes are an integral part of these consolidated financial statements.

VACCITECH PLC

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Year ended December 31, 2021
	Series A Redeemable Convertible Preferred Shares		Series B Redeemable Convertible Preferred Shares		Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Additional	Accumulated	Accumulated Other	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		Paid-in-capital	Deficit	Comprehensive Loss	Interest	(Deficit)/Equity
Balance, January 1, 2021, as previously reported	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	—	$—	7,960,458	$0	[1]	$19,531	$(55,591)	$(1,243)	$391	$(36,912)
Share based compensation – restatement (see note 1)															2,129	(2,129)			$—
Balance, January 1, 2021, as restated	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	—	$—	7,960,458	$0	[1]	$21,660	$(57,720)	$(1,243)	$391	$(36,912)
Share based compensation															16,487				16,487
Issue of Series B shares, net of issuance costs			28,957	121,837															—
Series B Shares issued on conversion of convertible notes			12,421	53,721															—
Issue of Deferred A shares		(29)		(57)				63,443	86										86
Issue of ordinary shares					960,691	0	[1]					263,886	0	[1]	9				9
Initial public offering, net of underwriting discounts					6,500,000	0	[1]								102,765				102,765
Offering Cost															(2,165)				(2,165)
Conversion of Series A shares	(22,065)	(33,736)			6,818,085	0	[1]			198,585	3	6,818,085	0	[1]	33,733				33,736
Conversion of Series B shares			(41,378)	(175,501)	12,785,802	0	[1]			372,402	5	12,785,802	0	[1]	175,496				175,501
Issue of shares to Non-controlling interest																		296	296
Issue of shares on acquisition of subsidiary					2,163,694	0	[1]								21,118				21,118
Foreign currency translation adjustments																	(7,245)	(3)	(7,248)
Net loss																(50,865)		(247)	(51,112)
Balance, December 31, 2021	—	$—	—	$—	37,188,730	1		63,433	86	570,987	8	27,828,231	0	[1]	369,103	(108,585)	(8,488)	437	252,562

1 Indicates amount less than thousand

The accompanying notes are an integral part of these consolidated financial statements.

VACCITECH PLC

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Year ended December 31, 2021
	Series A		Series B
	Redeemable		Redeemable															Accumulated
	Convertible		Convertible												Additional			Other			Total
	Preferred Shares		Preferred Shares		Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-		Accumulated	Comprehensive	Noncontrolling		Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital		Deficit	Loss	Interest		Deficit
Balance, January 1, 2020, as previously reported	22,065	$33,765	—	$—	7,276,332	$0	[1]	—	$—	—	$—	7,276,332	$0	[1]	$15,906		$(37,885)	$(467)	$367		$(22,079)
Share based compensation – restatement (see note 1)															2,129		(2,129)				—
Balance, January 1, 2020, as restated	22,065	$33,765	—	$—	7,276,332	$0	[1]	—	$—	—	$—	7,276,332	$0	[1]	$18,035		$(40,014)	$(467)	$367		$(22,079)
Share based compensation															3,625						3,625
Issue of ordinary shares					479,568	0	[1]					479,568	0	[1]	0	[1]					0	[1]
Exercise of stock options					204,558	0	[1]					204,558	0	[1]	0	[1]					0	[1]
Contribution from non controlling interest																			251		251
Foreign currency translation adjustments																		(776)	0	[1]	(776)
Net loss																	(17,706)		(227)		(17,933)
Balance December 31, 2020	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	—	$—	7,960,458	$0	[1]	$21,660		$(57,720)	$(1,243)	$391		$(36,912)

1 Indicates amount less than thousand

The accompanying notes are an integral part of these consolidated financial statements.

VACCITECH PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Year ended		Year ended
	December 31,		December 31,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,112)		$(17,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	16,487		3,625
Depreciation and amortization	602		208
ROU asset and liability	338		41
Fair valuation gain on embedded derivatives	(5,994)		(2,039)
Unrealized foreign exchange gain on convertible loan notes	(209)		(448)
Non cash interest expense	813		3,598
Loss on conversion of convertible loans	13,789		—
Deferred tax benefit	(119)		—
Changes in operating assets and liabilities:
Accounts receivable	559		479
Prepaid expenses and other current assets	(4,221)		(435)
Research and development incentives receivable	(3,607)		295
Accounts payable	(3,528)		586
Accrued expenses and other current liabilities	4,417		1,029
Deferred revenue	(63)		(32)
Other assets	(735)		—
Net cash used in operating activities	(32,583)		(11,028)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(11,766)		—
Purchases of property and equipment	(1,146)		(293)
Net cash used in investing activities	(12,912)		(293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares and exercise of stock options	9		0	[1]
Contributions from noncontrolling interest	296		251
Transaction costs for convertible loan notes	—		(57)
Transaction costs for Series B shares	(3,402)		—
Proceeds from issue of Series B shares	125,239		—
Proceeds from issuance of common stock	102,765		—
Initial public offering costs	(2,165)		—
Proceeds from convertible loan notes	—		41,241
Net cash provided by financing activities	222,742		41,435
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(6,459)		1,720
Net increase in cash and cash equivalents	170,788		31,834
Cash and cash equivalents, beginning of the year	43,266		11,432
Cash and cash equivalents, end of the year	$214,054		$43,266
Supplemental cash flow disclosures:
Cash paid for interest	$1,844		$2
Cash paid for income taxes	$152		$—
Non-Cash investing and financing activities
Issue of ordinary shares	$21,118		$—
Issue of deferred A shares	$86		$—
Issue of deferred B shares	$8		$—
Issue of deferred C shares	$0	[1]	$—
Issue of Series B shares	$53,721		$—
Conversion of Series A and B to ordinary shares	$209,229		$—
Cash consideration on acquisition of subsidiary payable	$400		$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$168		$—
ROU assets obtained in exchange for operating lease liabilities	$6,819		$—

1 Indicates amount less than thousand

The accompanying notes are an integral part of these consolidated financial statements.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Basis of Presentation

Nature of business

Vaccitech plc (Vaccitech) is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Vaccitech is engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious disease and cancer. Vaccitech is headquartered in Oxford, United Kingdom. Vaccitech and its direct and indirect subsidiaries, Vaccitech (UK) Limited, Vaccitech Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Vaccitech USA Inc ., Vaccitech North America, Inc. and Vaccitech Italia S.R.L, are collectively referred to as the “Company”.

In connection with the initial public offering of American Depositary Shares (“ADSs”), in March 2021, Vaccitech completed a corporate reorganization wherein the shareholders of Vaccitech (UK) Limited (formerly Vaccitech Limited) exchanged each of their ordinary shares, Series A Shares and Series B Shares of the Company for the same quantity of ordinary shares, series A shares (“Vaccitech plc Series A Shares”) and series B shares (“Vaccitech plc Series B Shares”) in Vaccitech resulting in the shareholders of the Company holding the same percentage and class of shares in Vaccitech ( formerly Vaccitech Rx Limited) as they had in Vaccitech (UK) Limited.The group reorganization under common control constitutes a change in reporting entity and has been given retrospective effect reflecting the net assets of Vaccitech (UK) Limited and its subsidiaries and Vaccitech at their historical carrying amounts. As a result of the reorganization these financial statements have been presented for all periods as if Vaccitech was the holding company of the group.

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

Basis of presentation

The accompanying consolidated financial statements are prepared in conformity with accounting principles general accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. The Company’s reporting currency is the U.S. dollar.

On May 4, 2021, the Company effected a 309-for-1 stock split of ordinary shares. Each resultant ordinary share from the stock split was redesignated as one ordinary share and one deferred C share. Accordingly, all ordinary shares and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the stock split.

The consolidated balance sheet and statement of changes in redeemable convertible preferred shares and shareholders’ equity include the correction of an error related to the Company’s consolidated financial statements for the period ended December 31, 2019. The error related to the omission of share-based compensation expense totaling $2,129 thousand in the period ended December 31, 2019. The correction of this error has been recorded as an adjustment to previously reported additional paid-in-capital and accumulated deficit as of January 1, 2020 and consequently as of December 31, 2020. There is no impact on net loss or cash flows, and no material impact on financial position for the periods presented.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Guarantees and indemnifications

As permitted under the laws of England and Wales, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through the years ended

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting periods. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates relied upon in preparing the accompanying financial statements related to accounting for the business combination, share based compensation, right of use asset, lease liability, income taxes, useful lives of long-lived assets, and convertible loan notes. The Company assesses the above estimates on an ongoing basis.The Company has experienced disruption as a result of the COVID-19 pandemic that could severely impact the Company’s clinical and pre-clinical development timelines for the Company’s clinical and pre-clinical programs. Whilst there have been recent positive developments with lockdown restrictions easing, the future remains unknown. Estimates and assumptions about future events specific to the COVID-19 pandemic, and their effects, cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

2.   Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Vaccitech and those entities in which it has a controlling interest. Intercompany amounts are eliminated in consolidation. Amounts attributable to the noncontrolling interest are presented as a separate element of equity in the accompanying consolidated financial statements.

Comprehensive loss

Comprehensive loss for all periods presented is comprised primarily of net loss and other comprehensive loss, which solely relates to foreign currency translation adjustments.

Foreign currency translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent and each subsidiary is the currency of the country and economic environment in which it is located. Assets and liabilities of each legal entity are first translated into British pounds and consolidated. The consolidated balances are then converted into U.S. dollars at period-end exchange rates. Revenues and expenses are translated into British pounds, then into U.S. dollars at average exchange rates for each reporting period. Translation adjustments are reflected as accumulated other comprehensive income within shareholders’ equity (deficit). Gains and losses on foreign currency transactions are included in the consolidated statement of operations and comprehensive loss. The aggregate, net foreign exchange gain or loss included in determining net loss was a gain of $325 thousand and gain of $462 thousand for the year ended December 31, 2021 and 2020, respectively.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment, the research and development of immunotherapies and vaccines.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling interest

Vaccitech established VOLT with a related party. As of December 31, 2021, Vaccitech contributed cash and intellectual property with an aggregate value of $11,900 thousand for a 76% controlling interest. The related party contributed cash and intellectual property with an aggregate value of $3,754 thousand for a 24% noncontrolling interest. The contributed intellectual properties were initially recorded at investment date fair value by VOLT and immediately expensed as research and development costs. The Company accounts for the noncontrolling interest in the accompanying consolidated financial statements initially at fair value with the subsequent carrying value adjusted for the noncontrolling shares of VOLT’s comprehensive loss.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires the recognition of tangible and identifiable intangible assets acquired and liabilities assumed at their estimated fair values as of the business combination date. The Company allocates any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved and changes in fair value are recognized in earnings. Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company's operating results from the date of acquisition.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with remaining maturities of three months or less on the purchase date to be cash and cash equivalents. Cash and cash equivalents include bank demand deposits and money market funds that are actively traded (a Level 1 input). As of December 31, 2021, and 2020 there were no cash equivalents.

Revenue

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for an arrangement, the Company performs the following five step analysis:

-	Identify the contract with a customer,
-	Identify the performance obligations in the contract,
-	Determine the transaction price,
-	Allocate the transaction price to the performance obligations in the contract, and
-	Recognize revenue when or as the Company satisfies a performance obligation.

The Company has entered into collaboration and license agreements, which are within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, to discover, develop, manufacture and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (i) licenses, or options to obtain licenses, to product candidates or future product candidates and (ii) research and development activities to be performed on behalf of the collaboration partner related to the licensed targets. The Company also derives revenue from government grants.

As part of the accounting for these arrangements, the Company must use judgment to determine:

-	The number of performance obligations and whether those performance obligations are distinct from other performance obligations in the contract,
-	The transaction price, and
-	The standalone selling price for each performance obligation identified in the contract for the allocation of transaction price.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses judgment to determine whether milestones or other variable consideration, except for sales-based royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on a relative standalone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In validating its estimated standalone selling price, the Company evaluates whether changes in the key assumptions used to determine its estimated standalone selling price will have a significant effect on the allocation of arrangement consideration between performance obligations.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheet. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as accounts receivable.

License revenue

If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, the Company recognizes revenue from nonrefundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

In assessing whether a license is distinct from the other promises, the Company considers relevant facts and circumstances of each arrangement, including the rights and obligations set out in the contract, the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises.

For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue.

The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement.

The Company’s arrangements may provide the collaboration partner with the right to select a target for licensing either at the inception of the arrangement or in the future. Under these arrangements, fees may be due to the Company (i) at the inception of the arrangement as an upfront fee or payment, (ii) upon the exercise of an option to acquire a license or (iii) upon extending the selection period as an extension fee or payment. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the inception of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

For arrangements that include sales-based milestones and royalties, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any sales-based milestones or royalty revenue resulting from any of its arrangements.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and development services

The promises under the Company’s collaboration and license agreements generally include research and development services to be performed by the Company on behalf of the collaboration partner. For performance obligations that include research and development services, the Company recognizes revenue allocated to such performance obligations based on an appropriate measure of progress. The Company utilizes judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which may include input measure such as costs incurred during the reporting period or ratably over the service period.

Reimbursements from the partner are evaluated as to whether the Company acts as a principal or an agent in such relationships. The Company evaluates whether control over the underlying goods or services were obtained prior to transferring these goods or services to the collaboration partner. Where the Company does not control the goods or services prior to transferring these goods or services to the collaboration partner, such reimbursements are presented net of costs.

At the inception of each arrangement that includes development milestone payments in respect of development efforts, the Company evaluates whether the development milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated development milestone value is included in the transaction price. Development milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular development milestone in making this assessment. There is judgment involved in determining whether it is probable that a significant revenue reversal would not occur.

At the end of each reporting period, the Company reevaluates the probability of achievement of all development milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur. To date, the Company has not recognized any development milestone revenue resulting from any of its arrangements.

Research grants

The Company receives certain government grants which support its research efforts in defined projects and include contributions towards the research and development costs. When there is reasonable assurance that the Company will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, government grants are recognized as revenue on a gross basis in the consolidated statement of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes expenses for the related costs for which the grants are intended to compensate. Government grant revenue may be subject to review by a government authority in periods subsequent to its recognition and may result in the reversal of grant revenue previously recognized. Payments received in advance of incurring reimbursable expenses are recorded as deferred revenue.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Periodically, the Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses in these deposits.

The Company recognizes revenue earned in connection with the license and services provided to customers and grantors. The Company provides credit to the grantors in the normal course of providing such services based on evaluations of their financial condition and generally does not require collateral. To manage accounts receivable credit risk, the Company monitors the creditworthiness of its grantors. Historically, the Company has not experienced any credit losses related to accounts receivable and does not maintain allowances for uncollectible amounts.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Licensees and grantors that represented 10% of more of the Company’s revenue and accounted for 10% or more of accounts receivable are presented below:

	Year ended	Year ended
	December 31,	December 31,
Revenue	2021	2020
Oxford University Innovation	—%	51%
U.S. Biomedical Advanced Research and Development Authority (“BARDA”)	69%	34%
Enara Bio	31%	10%

	As of	As of
	December 31,	December 31,
Accounts Receivable	2021	2020
U.S. Biomedical Advanced Research and Development Authority (“BARDA”)	—%	51%
Department of Health and Social Care	—%	49%
Scancell Ltd	100%	—%

Allowance for credit losses

The Company evaluates its cash equivalents and accounts receivable for expected credit losses. Expected credit losses represent the portion of the amortized cost basis of a financial asset that an entity does not expect to collect. An allowance for expected credit losses is meant to reflect a risk of loss even if remote, irrespective of the expectation of collection from a particular issuer or debt security. The Company has not historically experienced any credit losses on any of its financial assets. With respect to cash equivalents and accounts receivable, given consideration of their short maturity, historical losses and the current market environment, the Company concluded there are no expected credit losses for these financial assets.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expenses as incurred, whereas major betterments are capitalized as additions to property and equipment. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

Asset Category	Estimated Useful Life
Office furniture and equipment	3 years
Laboratory equipment	4 years
Leasehold improvements	Lesser of lease term or estimated useful lives

Intangible Assets

Intangible assets consist of developed technology. Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is 10 years.

Impairment of long-lived assets

The Company reviews long-lived assets to be held and used, including property and equipment , intangible assets and operating lease right-of-use asset, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded during the year ended December 31, 2021 and 2020.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of cost over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually starting on November 30, 2022 or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. No such impairments were recorded during the year ended December 31, 2021 and 2020.

Financial instruments

The Company’s financial instruments consist of cash, accounts receivable, security deposit, accounts payable, certain accrued expenses, contingent consideration and short-term debt. The carrying amounts of cash, cash equivalents, accounts receivable, security deposit, accounts payable, accrued expenses and short-term debt approximate their fair value due to the short-term nature of those financial instruments.

Fair value measurements

The Company follows the guidance in ASC 820, Fair Value Measurements and Disclosures, which defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

-	Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
-	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
-	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the year ended December 31, 2021 and 2020.

Leases

Leases are accounted for under ASC 842, Leases (“ASC 842”) resulting in the recognition of lease liabilities and right-of-use assets. The Company only has operating leases. The Company has elected the practical expedient allowed under ASC 842 to account for each lease component (e.g., the right to use office space) and the associated non-lease components (e.g., maintenance services) as a single lease component. The Company also elected the short-term lease accounting policy for all asset classes; therefore, the Company is not recognizing a lease liability or right-of-use asset for any lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable lease payments such as the Company’s share of real estate taxes, utilities, and common area maintenance, are reported as non-lease operating expenses.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.

Right-of-use assets also include the effect of any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized as part of total operating expenses on a straight-line basis over the lease term. The difference between the value of the right of use asset and lease liability is due to the reclassification of prepaid rent and unamortized lease incentives.

Research and development

Research and development costs are expensed as incurred. Research and development costs include payroll and personnel expense, consulting costs, external contract research and development expenses, raw materials, drug product manufacturing costs, and allocated overhead including depreciation and amortization, facility costs, and utilities. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense and amortized over the service period as the services are provided.

Clinical trial costs

Clinical trial costs are a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activation, and other information provided to the Company by its vendors.

Patent and licensing costs

Patent and licensing costs are expensed as incurred because their realization is uncertain. These costs are classified as research and development expenses in the accompanying consolidated statement of operations and comprehensive loss.

Embedded derivatives

The Company reviews the terms of convertible loan notes and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument.

Derivative financial instruments are initially measured at fair value, and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to consolidated statement of operations and comprehensive loss. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument exceed the total proceeds received an immediate charge to consolidated statement of operations and comprehensive loss is recognized to initially record the derivative instrument at fair value.

The discount from the face value of the convertible loan notes resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to consolidated statement of operations and comprehensive loss, using the effective interest method.

Embedded derivatives bifurcated are presented along with the host contract on the balance sheet.

Ordinary shares

Ordinary shares are classified in shareholders’ deficit and represent issued share capital.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional paid-in capital

Additional paid-in capital is classified in shareholders’ deficit and represents the share premium account, where the difference between the price paid per share and the nominal value is recognized.

Share based compensation

The Company grants options over ordinary shares and restricted shares units to employees and accounts for share based compensation using the grant date fair value. Share based compensation awards are measured at the grant date fair value. For service-based awards, compensation expense is generally recognized over the requisite service period of the awards, usually the vesting period. The Company applies the “multiple option” method of allocating expense. In applying this method, each vesting tranche of an award is treated as a separate grant and recognized on a straight-line basis over that tranche’s vesting period. For performance-based awards where the vesting of the awards may be accelerated upon the achievement of certain milestones, vesting and the related share-based compensation is recognized as an expense when it is probable the milestone will be met.

When awards are modified, the Company compares the fair value of the affected award measured immediately prior to modification to its value after modification. To the extent that the fair value of the modified award exceeds the original award, the incremental fair value of the modified award is recognized as compensation on the date of modification for vested awards, and over the remaining vesting period for unvested awards.

The Company has elected to recognize the effect of forfeitures on share-based compensation when they occur. Any differences in compensation recognized at the time of forfeiture are recorded as a cumulative adjustment in the period where the forfeiture occurs.

Income taxes

The financial statements reflect provisions for income taxes in the United Kingdom and foreign jurisdictions. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for loss carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. To date, the Company has not incurred interest and penalties related to uncertain tax positions nor has it recorded any unrecognized tax benefits.

Research and development incentives

In the United Kingdom, the Company is entitled to a research and development tax relief for small and medium-sized enterprises which allows for an enhanced deduction rate of 230% on qualifying research and development expenditure (the tax relief). If the Company incurs tax losses, the Company is entitled to surrender the lesser of unrelieved tax loss sustained and the tax relief. As the realization of the tax relief does not depend on our generation of future taxable income or the Company’s ongoing tax status or tax position, the Company does not consider the tax relief as an element of income tax accounting under ASC 740, Income taxes and records the tax relief as a form of government grant or assistance. For the year ended December 31, 2021 and 2020, the Company recognized research and development incentives of $4,001 thousand and $3,279 thousand respectively.

Net loss per share

Basic net loss per share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the reporting period without consideration for potentially dilutive securities. Net loss attributable to ordinary shareholders as if all of the net loss for the period had been distributed. During periods in which the Company incurred a net loss, the Company allocates no net loss to participating securities because they do not have a contractual obligation to share in the net loss of the Company.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company computes diluted net loss per ordinary share after giving consideration to all potentially dilutive ordinary equivalents, including stock options outstanding during the period except where the effect of such non-participating securities would be antidilutive.

Diluted net loss per share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares and dilutive ordinary share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods.

Contingent liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is a party to certain litigation and disputes arising in the normal course of business. As of December 31, 2021, the Company does not expect that such matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Recently issued accounting pronouncements

In November 2021, the FASB issued ASU No. 2021-10 —Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance. The amendments improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments are effective for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08—Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customer. The amendments require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU No. 2020-06”). The new guidance eliminates two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model in ASC 470-20 and those that require bifurcation in accordance with ASC 815-15 will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the requirements in ASC 815-40 for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for the Company after December 15, 2023. Early adoption is permitted for fiscal periods beginning after December 15, 2020. The Company is currently evaluating the effect of adopting ASU 2020-06 on its financial statements.

In December 2019, the FASB issued amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The amended guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The application of the amendments in the new guidance are to be applied on a retrospective basis, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings or prospectively, depending on the amendment. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Business combination

On December 9, 2021, the Company executed an Agreement and Plan of Merger and Reorganization (the “Agreement”) by and among the Company, VA Merger Sub 1 Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub 1”), VA Merger Sub 2, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub 2”), Avidea Technologies, Inc., a Delaware corporation (“Avidea”), and Benjamin Eisler, solely in his capacity as security holder representative, pursuant to which the Company acquired 100% of the fully diluted equity of Avidea. On December 10, 2021, the parties closed the transactions contemplated by the Agreement. Merger Sub 1 merged with and into Avidea, with Avidea surviving as a wholly owned subsidiary of the Company the (“First Merger”). Promptly following the First Merger, and as part of the same overall transaction, Avidea merged with and into Merger Sub 2, with Merger Sub 2 surviving as a wholly owned direct subsidiary of the Company the “Second Merger”, and together with the First Merger, (the “Mergers”).

Pursuant to the terms of the Agreement, the Company acquired Avidea for an up-front amount of $33,322 thousand, of which $12,204 thousand was payable in cash and $21,118 thousand in 2,163,694 of the Company’s American Depositary Shares, each representing one ordinary share of the Company (the “ADSs”). In addition, Avidea’s stockholders may be entitled to receive an aggregate of up to $40,000 thousand in additional payments payable in a combination of cash and ADSs upon the achievement of certain milestones (the “Milestones”). The consideration payable pursuant to each Milestone is referred to herein as the “Contingent Consideration”.

The following table summarizes the estimated purchase consideration of $35,676 thousand, as of December 10, 2021 which consisted of:

Cash consideration	$12,204
Equity consideration[1]	21,118
Estimated fair value of Contingent Consideration	2,354
$35,676

1 Represents the fair value of equity consideration issued to Avidea shareholders, consisting of 2,163,694 ADSs, at $9.76 per ADS the closing price of shares of the Company’s ADS on December 10, 2021.

Contingent Consideration represents additional payments that the Company may be required to make in the future, which totals up to $40,000 thousand of which $15,000 thousand is dependent on upon the earlier of either: i)  availability of patient data showing that ChAdOx used in combination with  SNAPvax results in non-inferior T cell responses as compared with ChAdOx used in combination with MVA in at least 8 patients, or ii) upon initiation of the first Phase 2b clinical study for any SNAPvax product candidate. $ 25,000 thousand is dependent on a license or sale of any Avidea technology or product candidates i) developed wholly or in part by an Avidea employee or ii) covered by a claim of an issued patent or a patent application owned or controlled by Avidea at the time of closing. The fair value of Contingent Consideration is considered a Level 3 fair value measurement and was determined based on the probability of pursuit, the probability of success of the achievement of the milestone, the expected date of milestone achievement and applying the relevant discount rate. The liability for Contingent Consideration will be remeasured at each reporting period until the contingency is resolved. $17 thousand of interest expense for the unwinding of discount and $47 thousand of foreign exchange gain was recognized for the year ended December 31, 2021 in the statement of operations and comprehensive loss. $47 thousand of foreign exchange translation loss was recognized in other comprehensive income. The fair value of the Contingent Consideration as of December 31, 2021 is $2,371 thousand.

The Company incurred approximately $898 thousand in transaction costs related to the Avidea acquisition. The transaction costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The estimate of fair value as of the acquisition date required the use of significant assumptions and estimates. Critical estimates included, but were not limited to developer margins, mark up on costs, opportunity costs and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable, however, actual results may differ from these estimates.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of purchase price to the identifiable assets acquired and liabilities assumed was based on estimates of fair value as of December 10, 2021, and is as follows:

Recognized identifiable assets acquired and liabilities assumed (in thousands):
Cash and cash equivalents	$38
Accounts receivable	56
Prepaid, other current assets and non-current assets	332
Property and equipment, net	327
Developed technology	31,612
Accounts payable, accrued expenses, other current liabilities, and debt	(1,116)
Deferred tax liabilities, net	(8,203)
Net assets acquired	23,046
Goodwill	12,630
Estimated total purchase consideration	$35,676

The purchase consideration was allocated on a preliminary basis to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill. The Company will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date). The recognized goodwill is attributable to the assembled workforce of Avidea and the anticipated synergies. None of the goodwill resulting from the acquisition is deductible for tax purposes. The acquisition of Avidea did not result in any changes to the Company’s operating or reportable segment structure and the Company continues to operate as one operating segment.

Developed technology was valued using the cost approach, which involved significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The assumptions used in developing the valuation included the estimated market rate for salary, bonus and benefits for staff involved in the development of technology, a developer’s margin which reflects the profit margin a third party would earn on development activities and an opportunity cost which represents the foregone cashflows during the period of development. The fair value of developed technology will be amortized over a useful life of 10 years.

For the year ended December 31, 2021, Avidea contributed a net loss from operations of $320 thousand. No revenue has been earned during the year ended December 31, 2021 from the acquisition of Avidea.

Supplemental Pro Forma Information

The following supplemental unaudited pro forma financial information presents the combined results of operations for each of the periods presented, as if the Avidea acquisition occurred on January 1, 2020. The pro forma financial information is presented for illustrative purposes only, based on currently available information and certain estimates and assumptions we believe are reasonable under the circumstances, and is not necessarily indicative of future results of operations or the results that would have been reported if the Avidea Acquisition had been completed on January 1, 2020. These results are adjusted to present (1) acquisition related cost as if they were incurred as of January 1, 2020 and (2) the amortization of developed technology and the unwinding of the discount on the consideration as if the fair value adjustment and the contingent consideration was recognized as January 1, 2020. These results do not include any anticipated synergies or other expected benefits of the acquisition.

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Revenue	$1,003	$7,015
Net Loss	$(55,336)	$(21,962)

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Net Loss Per Share

Because the Company has reported a net loss attributable to ordinary shareholders for the period presented, basic and diluted net loss per share attributable to ordinary shareholders are the same for the period presented.

The following table sets forth the computation of basic and diluted net loss per share for the year ended December 31, 2021 and 2020 (in thousands, except number of shares and per share amounts):

	Year ended	Year ended
	December 31,	December 31,
Numerator:	2021	2020
Net loss	$(51,112)	$(17,933)
Net loss attributable to noncontrolling interest	247	227
Net loss attributable to Vaccitech shareholders	$(50,865)	$(17,706)
Denominator:
Weighted-average ordinary shares outstanding, basic and diluted	25,894,375	7,904,529
Net loss per share attributable to ordinary shareholders, basic and diluted	$(1.96)	$(2.24)

Potential ordinary shares issuable for stock options that are excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Series A shares	—	22,065
Stock options	2,604,969	1,156,278

5.   Property and Equipment, Net

Property and equipment, net consists of the following as of (in thousands):

	December 31,	December 31,
	2021	2020
Office furniture and equipment	$232	$168
Laboratory equipment	1,855	890
Leasehold improvements	628	50
Property and equipment, at cost	2,715	1,108
Less: accumulated depreciation	(886)	(479)
Property and equipment, net	$1,829	$629

Depreciation expense for the year ended December 31, 2021 was $420 thousand (December 31, 2020: $208 thousand).

6.   Intangible assets, net

The gross amount of amortizable intangible assets, consisting of developed technology, was $31,612 thousand and $Nil thousand as of December 31, 2021 and 2020, respectively, and accumulated amortization was $182 thousand and $Nil thousand as of December 31, 2021 and 2020, respectively. The amortization expense for intangible assets recorded as of December 31, 2021 was $182 thousand (December 31, 2020: $Nil thousand). The estimated annual amortization expense is $3,161 thousand for the years 2022 through to 2026.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Prepaid and other current assets

Prepaid and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Prepayments and accrued income	$4,612	$1,075
Value Added Tax receivable	705	305
Employee retention and payroll tax credit	150	—
Others	995	29
Total	$6,462	$1,409

8.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued manufacturing and clinical expenses	$1,789	$462
Accrued board of director compensation	91	4
Accrued bonus	1,333	749
Accrued payroll and employee benefits	1,072	250
Accrued professional fees	2,338	806
Accrued other	1,252	266
Total	$7,875	$2,537

9.   Out-licenses and Grants

Enara research collaboration and license agreement

In 2017, the Company entered into a research collaboration and license agreement with Enara Bio (the “Enara Agreement”) to provide research services and granted a nonexclusive license to Enara to produce and characterize potential product candidates using the Company’s viral vector technology. In June 2019, the Enara Agreement was amended to grant Enara additional license rights. Under the Enara Agreement, as amended, the Company is to provide enhanced research services to Enara during the research term which commenced on June 2019 through the end of 66 months and for up to six vaccine products based on antigens discovered via Enara’s proprietary platform. The Enara Agreement, as amended, is effective until the later of termination by either party; expiry of relevant patents covering a product generated under the enhanced research services; or ten years following first commercial sale of the product on a country-by-country basis generated under the enhanced research services.

Under the Enara Agreement, as amended, the Company received non-refundable upfront payments of $317,062 (£250,000) which is recognized as revenue over the research term. The Company may receive up to $30,000,000 (£22,500,000) in additional milestone payments and tiered 1.5-4.0% royalties on net sales of each product candidate selected for further development by Enara. The Enara Agreement, as amended, also provides for the Company to receive prespecified payments in return for the provision of research services to Enara. During the year ended December 31, 2021, the Company recognized service revenue totaling $21 thousand (December 31, 2020: $386 thousand) and license revenue totaling $63 thousand (December 31, 2020: $70 thousand).

BARDA contract

BARDA is a division of the U.S. Department of Health and Human Services in the Office of the Assistant Secretary for Preparedness and Response that supports the advanced research and development, manufacturing, acquisition and stockpiling of medical countermeasures. Our contracts with BARDA, like those awarded by other U.S. government agencies, contain provisions not typically found in commercial contracts. Most notably, BARDA, or the U.S. government acting through BARDA, may terminate, modify or amend our contract, in whole or in part, for nearly any reason or no reason.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2019, the Company entered into an agreement with BARDA to fund its clinical development of an influenza vaccine known as VTP-100. Under the contract, BARDA will reimburse the Company up to $8,593 thousand over two years for the research and development of VTP-100 through Investigational New Drug application, regulatory review, and development and execution of a Phase 2b human challenge protocol to assess safety, immunogenicity and efficacy as compared to placebo. The Company owns the intellectual property rights to inventions made in the performance of work under the BARDA contract, provided that the Company discloses such inventions to the U.S. government and notifies the U.S. government of the Company’s election to retain title. The U.S. government will have a nonexclusive, nontransferable, irrevocable, paid-up license to practice, or have practiced for or on its behalf, such inventions throughout the world, in addition to other rights customarily reserved by the U.S. government for intellectual property generated using government funds. During the year ended December 31, 2021, the Company recognized $184 thousand (December 31, 2020: $1,651 thousand) in revenue under the BARDA contract and had outstanding payable of $18 thousand as of December 31, 2021 (2020: $263 thousand receivable).

OUI license

In April 2020, the Company entered into an Amendment, Assignment and Revenue Sharing Agreement (“License Agreement Amendment”) with Oxford University Innovation, or OUI, which vested and assigned all intellectual property rights in relation to any ChAdOx1 or ChAdOx2 vector-based vaccine jointly owned by the Company and OUI in OUI in order to facilitate the license of vaccines based on the ChAdOx1 by OUI to AstraZeneca plc (“AstraZeneca”). Under this agreement, the Company is entitled to receive from OUI a share of all payments received by OUI from AstraZeneca in respect of the vaccine based on the ChAdOx1. On December 30, 2020, AstraZeneca announced that vaccine based on the ChAdOx1 which we refer to as AZD1222 had been approved for emergency supply in the United Kingdom by the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA).

The Company determined that the intellectual property vested and assigned under the License Agreement Amendment is a functional intellectual property (that is, it has significant standalone functionality in the form of its ability to treat a disease or condition) and there is no expectation under the License Agreement Amendment that the Company will undertake activities to change the functionality. Consequently, the Company concluded that the nature of the Company’s promise in transferring the intellectual property is to provide a right to use the Company’s functional intellectual property. Accordingly, the Company recognizes revenue in manner that depicts, the Company’s progress toward satisfying its performance obligation of providing access to its intellectual property throughout the license period based on the terms of OUI’s agreement with AstraZeneca.

During the year ended December 31, 2021, the Company recognized revenue amounting to $Nil thousand (December 31, 2020: $2,483 thousand).

Contract assets and liabilities

The Company discloses Accounts receivable separately in the Consolidated Balance Sheets at the net amount expected to be collected. Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. As of December 31, 2021 and 2020 the Company did not have any contract assets.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract and are disclosed as deferred revenue separately in the Consolidated Balance Sheets. The Company’s contract liabilities arise when payment is received upfront for various multi-period extended license and service arrangements.

Changes in the contract liabilities during the year ended December 31, 2021 are as follows:

Balance as of January 1, 2021	$245
Revenue recognized related to contract liability balance	(63)
Foreign exchange translation	0	[1]
Balance as of December 31, 2021	$182

1 Indicates amount less than thousand

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Convertible loan notes

In 2020, the Company entered into a series of unsecured convertible loan notes arrangements on various dates between July through November 2020 for a total amount of $41,184 thousand, net of transaction costs of $57 thousand.

The convertible loan notes accrue interest daily at 8% per annum, which is payable in (a) cash upon an event of default or (b) cash or shares at the Board’s discretion upon conversion. The convertible loan notes will mature on June 6, 2023. On maturity, the lenders can elect cash redemption in lieu of conversion, in an amount that equals all outstanding principal plus a redemption premium. The convertible loan notes may not be prepaid without the consent of the lenders.

The convertible loan notes are automatically converted (a) upon an equity financing occurring after the issuance date and before maturity raising at least £10 million (“qualified equity financing”); or (b) upon an exit event, including a change of control or an initial public offering, if the cash value to be received for the converted shares is greater than the redemption value or if the lenders do not elect cash redemption for an exit event that settles in noncash consideration.

The convertible loan notes are also convertible at the lenders’ option upon a nonqualified equity financing. If an exit occurs within six months of a nonqualified financing event where the lenders had elected to convert, the lenders will receive consideration in cash or other assets so that the aggregate value they receive equals the greater of:

●	The as-converted value of the convertible loan notes that the lenders would have received if the convertible loan notes were converted upon the exit event, or
●	The amount of outstanding principal plus the redemption premium.

All conversion features, the cash redemption feature on maturity and the cash redemption feature upon an exit event that settles in noncash consideration; meet the characteristics of embedded derivatives in accordance with ASC 815 Derivatives and Hedging, that are required to be bifurcated and accounted for as separate derivative liabilities. The derivative liabilities are originally recorded at its estimated fair value and are required to be revalued at each conversion event and reporting period. Changes in the derivative liabilities’ fair value are reported in consolidated statement of operations and comprehensive loss at each reporting period.

On initial recognition of the convertible loan notes, the Company fair valued the conversion and redemptions features resulting in an initial fair value of $20,944 thousand. The proceeds, net of financing costs from convertible loan notes of $41,184 thousand was first allocated to the compound embedded derivatives at its initial fair values, the residual amount of $20,240 thousand was recorded as the initial net carrying value of the convertible loan notes. The Company valued the cash redemption features based on the difference of the present value of cash flows with and without the redemption features. The conversion features upon a nonqualified equity financing and qualified equity financing were valued based on the conversion formula stated in the convertible agreement, present valued at the risk-free rate for the expected period until the nonqualified equity financing and qualified equity financing (assumed and adjusted for the present value of cash flows of debt without the feature. The conversion features upon an exit event or maturity were valued using a Monte Carlo simulation model to fair value the convertible loan notes upon an exit event and maturity adjusted for the cash redemption value discounted at the risk-free rate. The probability of exercise of conversion feature or the cash redemption upon an exit event, nonqualified equity financing, qualified equity financing and maturity ranged from 5% -75%, the risk-free rate was 0.22% and the market cost of debt without the features was 11.80%. The fair value of the embedded derivatives is a Level 3 valuation with the significant unobservable inputs being the probability of exercise of conversion and cash redemption features. Significant judgment is employed in determining the appropriateness of certain of these inputs. Changes to the inputs described above could have a material impact on the Company’s financial position and results of operations in any given period.

The Company recognized interest expense of $2,650 thousand and a change in fair value gain of $5,994 thousand in relation to the conversion and redemption features embedded in the convertible loan notes in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. For the period ended December 31, 2020, interest expense was $3,600 thousand and change in fair value in relation to the conversion and redemption features embedded in the convertible loan notes was a gain $2,039 thousand.

The Series B funding on March 15, 2021 constituted a qualified equity financing in accordance with the terms of the convertible loan notes. As a result, the convertible loan notes were converted on March 15, 2021 into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The conversion was accounted for as an extinguishment of the convertible loan notes. As a result, the 12,421 Series B preferred shares issued on conversion was recognized at the settlement-date fair value of the Series B shares ($53,721 thousand) and a loss of $13,789 thousand for the year ended December 31, 2021 was recognized in earnings for the difference between (1) the fair value of those shares and (2) the sum of the carrying amounts of the convertible loan notes ($25,557 thousand) and the bifurcated conversion and redemption feature liability ($14,375 thousand).

The changes in the fair value of the embedded derivatives were as follows:

	Year ended	Year ended
	December	December 31,
	31, 2021	2020
Beginning balance	$20,109	$—
Additions	—	20,944
Change in fair value recognized in the net loss	(5,994)	(2,039)
Settlement via conversion	(14,375)	—
Foreign exchange translation	260	1,205
Ending balance	$—	$20,109

11.  Series A and Series B Shares

On November 10, 2017, January 10, 2018 and December 21, 2018, the Company issued 13,790, 4,597, and 3,678 shares, respectively, for total gross proceeds of £15,000 thousand ($19,754 thousand), £5,000 thousand ($6,533 thousand) and £6,000 thousand ($7,592 thousand), respectively.

On March 15, 2021, the Company issued 28,957 Series B preferred shares (“Series B Shares”) amounting to $125,239 thousand and incurred transaction costs of $3,402 thousand.

On March 31, 2021, the Company subdivided each of the Series A shares and Series B shares (including the Series B shares issued on conversion of the convertible loan notes) into one share of the same class and one deferred A share with a nominal value of £1.00 per share.

On May 4, 2021 prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, all of the Series A Shares and Series B Shares were converted into 19,603,887 ordinary shares, 570,987 deferred B shares and 19,603,887 deferred C shares.

12.  Ordinary Shares

On May 4, 2021, the Company closed its initial public offering (“IPO”) of 6,500,000 ADS representing 6,500,000 ordinary shares having a nominal value of £0.000025 per share, at a public offering price of $17.00 per share, for aggregate net proceeds of $102,765 thousand after deducting underwriting commissions of $7,735 thousand and incurred offering costs of $2,165 thousand.

All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of December 31, 2021:

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

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company has reserved the following ordinary shares for future issuance:

Exercise of stock options	3,186,818
Shares available for future stock incentive plan awards	2,127,920
Total	5,314,738

13.  Deferred shares

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

14.  Share-Based Compensation

On April 8, 2021, the Board of the Company adopted the Vaccitech plc Share Award Plan 2021 (“the Plan”) and the Vaccitech plc Non-Employee Sub-Plan which is a sub-plan of the Plan. Under the terms of the Plan, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights, restricted shares. The aggregate number of shares initially available for issuance under the Plan and the Vaccitech plc Non-Employee Sub-Plan cannot exceed 3,675,680 ordinary shares (the “Initial Limit”). Beginning calendar year 2022, the total number of ordinary shares available for issuance under the Plan shall be increased on January 1 of each year in an amount equal to the lesser of (i) 4% of the Company’s issued and outstanding ordinary shares (which 4% limit shall be measured as of January 1 of such year) and (ii) such number of ordinary shares as determined by the Board in its discretion (the “Annual Increase”). The awards generally vest based on the grantee’s continued service with the Company during a specified period following grant as determined by the Board and generally expire ten years from the grant date. Option awards generally vest over one to four years, but vesting conditions can vary at the discretion of the Company’s Board. As of December 31, 2021, 2,127,920 ordinary shares are available for future grants.

In 2018, the Company’s board of directors adopted the Enterprise Management Incentive Share Option Scheme the “EMI Plan”) which provided for the grant of incentive stock options and nonqualified stock options to non-director employees of the Company. The Company also has a nonqualified stock option plan for officers and directors. The awards generally vest based on the grantee’s continued service with the Company during a specified period following grant as determined by the board of directors and generally expire ten years from the grant date. Option awards generally vest over four years, but vesting conditions can vary at the discretion of the Company’s board of directors. A total of 3,530,634 ordinary shares were reserved for issuance in accordance with the provisions of the EMI Plan and restricted stock unit (“RSUs”) plan. Upon adoption of the Plan, no further awards are to be made under the EMI Plan.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Expected volatility	110.6%	117.73%
Expected term (years)	6.3	6.40
Risk-free interest rate	1.1%	1.10%
Expected dividend yield	—%	0.00%

The fair value of RSUs issued to employees was estimated at the date of grant using Black-Scholes with the following assumptions. No RSUs were issued for the year ended December 31, 2021.

	Year ended		Year ended
	December 31,		December 31,
	2021		2020
Expected volatility	N/A	%	110.8%
Expected term (years)	N/A		2.75
Risk-free interest rate	N/A	%	1.6%
Expected dividend yield	N/A	%	0.00%

Prior to the IPO, the Company applied a discount for lack of marketability calculated using the Finnerty model.

Expected volatility: Since there is insufficient trading history for the Company’s ordinary shares, the expected price volatility for our ordinary shares was estimated using the average historical volatility of industry peers’ shares as of the grant date of our options over a period of history commensurate with the expected life of the options. To the extent that volatility of our share price increases in the future, our estimates of the fair value of options to be granted in the future could increase, thereby increasing share-based payment expense in future periods. When selecting industry peers to be used in measuring implied volatility, the Company considered the similarity of their products and business lines, as well as their stage of development, size and financial leverage. The Company intends to continue to consistently apply this process using the same or similar public companies until sufficient historical information on volatility of its share price becomes available.

Expected term (years): Expected term represents the period that the Company’s option grants are expected to be outstanding. There is not sufficient historical share exercise data to calculate the expected term of the stock options. Therefore, the Company elected to utilize the simplified method to value option grants. Under this approach, the weighted-average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Risk-free interest rate: The Company determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the daily U.S. Treasury yield curve rate in effect as of the date of grant.

Expected dividend yield: The Company does not anticipate paying any dividends in the foreseeable future.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity is presented below:

		Weighted-	Weighted-
		average	average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic Value
	Stock Options	Option	Term (Years)	(in thousand)
Outstanding, January 1, 2021	1,544,382	$0.0004	8.85	$11,021
Granted	1,947,402	13.79
Exercised	(181,882)	0.05
Forfeited/expired	(123,084)	4.84
Outstanding, December 31, 2021	3,186,818	$8.63	8.78	$16,952
Exercisable, December 31, 2021	795,650	$0.85	8.01	$8,194

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

The weighted-average grant date per-share fair value of stock options granted during the year ended December 31, 2021 was $10.98 (December 31, 2020: $5.66 per share). The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 was $1,823 thousand (December 31, 2020: $1,000 thousand). As of December 31, 2021, there was $12,524 thousand (2020: $3,089 thousand) of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.29 years.

On January 9, 2020, the Company granted 479,568 restricted stock units (“RSUs”) to an employee, which vest in two equal tranches of 239,784 each. The grant date fair value of the RSUs was $5.23. The first tranche vests on IPO Filing Date which is defined as the date on which the Company makes a confidential submission to the U.S. Securities and Exchange Commission or its equivalent under the listing rules of the relevant comparable exchange and the second tranche vests on the IPO Resolution Date which is defined as the date on which the board of the Company resolves to initiate an initial public offering on any recognized exchange after (x) completion of all registration and other listing formalities and (y) agreement on pricing and quantum of the offer. The grant contains a nondiscretionary antidilution provision which entitles the grantee to additional RSUs to ensure that the aggregate RSUs granted equal 1.5% of the total fully diluted share capital of the Company. During the year ended December 31, 2020 a further 48,513 RSUs were granted as a result of this antidilution provision. The grant of additional RSUs was treated as a modification as it results in changes in the fair-value-based measure of the award. The incremental compensation cost as a result of the modification was $147 thousand.

During the year ended December 31, 2021, 514,923 restricted stock units (including with 275,139 restricted stock units as a result of the antidilution provision) vested on occurrence of the IPO resulting in $5,760 thousand recognized as compensation cost. The incremental compensation cost as a result of the anti dilution provision was $4,420 thousand.

Share based compensation expense is classified in the consolidated statement of operations and comprehensive loss as follows:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Research and development	$2,281	$614
General and administrative	14,206	3,011
Total	$16,487	$3,625

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Income Taxes

The components of income tax benefit (expense) are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Current income tax benefit (expense):
United Kingdom	$—	$—
Foreign	(91)	(95)
Deferred income tax benefit (expense)
United Kingdom	—	—
Foreign	119	—
Total income tax benefit (expense), current	$28	$(95)

A reconciliation of income tax benefit (expense) computed at the UK statutory income tax rate to income tax benefit (expense) as reflected in the consolidated financial statements is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Statutory tax rate	19.00%	19.00%
Increase (decreases) resulting from:
Permanent differences	3.16	10.57
Provision to return adjustments	0.85	1.24
Research and development credits	(10.30)	(18.73)
Foreign rate differential	0.07	0.20
Change in valuation allowance	(7.60)	(11.37)
Other	(5.12)	(1.44)
Effective tax rate	0.06%	(0.53)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$10,299	$3,759
Research and development credit carryforwards	3,340	3,533
Deferred revenue	61	47
Share based compensation	1,816	1,043
Lease liability	1,752	350
Other	235	133
Gross deferred tax asset	17,503	8,865
Valuation allowance	(13,500)	(7,283)
Net deferred tax assets	4,003	1,582
Deferred tax liabilities:
Depreciation	(283)	(102)
Right-of-use lease asset	(1,747)	(448)
Unrealized gain on investment	(1,346)	(1,033)
Intangible assets	(8,711)	—
Net deferred tax liabilities	(12,087)	(1,582)
Total net deferred tax	$(8,084)	$—

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, the Company had a valuation allowance of $13,500 thousand (2020: $7,283 thousand) against its deferred tax assets, which consisted principally of net operating loss and research and development credit carryforwards. The Company considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a valuation allowance has been provided against its deferred tax assets. When the Company changes its determination as to the amount of its deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As of December 31, 2021, the Company had NOL carryforwards totaling approximately $40,863 thousand which have an unlimited carryforward period, of which $37,762 thousand originate in the United Kingdom. At December 31, 2021, the Company had $3,342 thousand of research and development tax credit carryforwards which also have an unlimited carryforward period.

As of December 31, 2021, the Company does not have any material unrecognized tax benefit liabilities. The Company files income tax returns in the United Kingdom, Australia, and the United States. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United Kingdom, tax years from 2019 remain subject to examination by Her Majesty’s Revenue and Customs. In all other jurisdictions, the tax years since inception remain subject to examination by the applicable taxing authorities as of December 31, 2021.

16.  Commitments and Contingencies

In-License Agreements

The Company is party to a number of licensing agreements most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, HPV, HBV and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made any material payments under these license agreements during the year ended December 31, 2021, and 2020.

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

The Harwell Science and Innovation Campus, Oxfordshire

On September 3, 2021, the Company entered into a lease agreement for the lease of approximately 31,000 square feet in Harwell, Oxfordshire which expires in September 2031. The Company intends to use the property as its corporate headquarters. As the Company's leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date, being the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company has provided the lessor with a refundable security deposit of $723 thousand which is included in Other assets.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use assets and lease liabilities are as follows:

	December 31,	December 31,
	2021	2020
Right-of-use asset	$7,257	$2,136
Lease liability, current	$523	$192
Lease liability, noncurrent	$6,540	$1,472
Other information
Short-term lease costs	$21	$—
Operating cash flows from operating leases	$331	$301

During the year ended December 31, 2021, the Company recorded $737 thousand (December 31, 2020: $341 thousand) in operating lease costs (including short-term lease costs and variable lease costs).

Maturities of the Company's minimum lease liabilities as of December 31, 2021 were as follows:

Maturity of lease liabilities:
2022	$599
2023	485
2024	1,205
2025	1,205
Thereafter	6,834
Total minimum lease payments	10,328
Less: imputed interest	(3,265)
Total lease liability	$7,063

The weighted-average remaining lease terms are 9.45 years, and the weighted-average discount rate is 7.91% which approximates the Company’s incremental borrowing rate.

Non-lease and other costs paid to the lessors are primarily related to services provided by the lessors in operating the premises that includes fees, operating costs, taxes, and insurance related to the leased premises.

Other contingencies

The Company is a party in various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

17.  Employee Benefit Plans

In the United Kingdom, the Company has adopted a defined contribution plan (the U.K. Plan) which qualifies under the rules established by HM Revenue & Customs. The U.K. Plan allows all U.K. employees to contribute a minimum of 5% of salary with no maximum limit. The contribution is matched by the Company, up to a maximum of 5% of salary. Contributions to the U.K. Plan are charged to the consolidated statement of operations and comprehensive income in the year to which they relate.

The Company has 401(k) defined contribution retirement plans in which all its employees located in the U.S. are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. Contributions to the plans are charged to the consolidated statement of operations and comprehensive income in the year to which they relate.

During the year ended December 31, 2021, the Company provided a total of $248 thousand (December 31, 2020: $143 thousand) in matching contribution under both the U.K. Plan and the 401(k) plans.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Related Party Transactions

During the year ended December 31, 2021, Company incurred expenses of $318 thousand (December 31, 2020: $281 thousand) to its shareholder, Oxford Science Enterprises plc (formerly, Oxford Sciences Innovation plc), mostly related to the lease of a laboratory and office space in Oxford. As of December 31, 2021, the Company owed $32 thousand (2020: $ Nil) to Oxford Science Enterprises Plc.

During the year ended December 31, 2021, the Company incurred expenses of $191 thousand (December 31, 2020: $478 thousand) to its shareholder, the University of Oxford, related to clinical study costs. As of December 31, 2021, the Company owed $Nil (2020: $300 thousand).

During the year ended December 31, 2021, the Company incurred expenses of $379 thousand (December 31, 2020: $208 thousand) for services from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford. As of December 31, 2020, the Company owed $Nil (2020: $25 thousand) to Oxford University Innovation Limited.

During the year ended December 31, 2021, the interest on convertible loans issued to Oxford Science Enterprises plc and the University of Oxford, shareholders of the Company was $429 thousand (December 31, 2020: $655 thousand). As of December 31, 2021 these convertible loan notes including the embedded derivative was $ Nil (2020: $7,356 thousand).

On March 15, 2021 Oxford Science Enterprises plc subscribed to 3,468 Series B Shares in an amount of $14,999 thousand. The Company also recognized a loss of $2,125 thousand on the conversion of the convertible loan notes into 2,008 Series B Shares. On May 4, 2021 prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, the Series B Shares were converted into 1,692,084 ordinary shares.

19.  Subsequent Events

In accordance with the terms of the Annual Increase of the Vaccitech plc Share Award Plan 2021, the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company's issued and outstanding ordinary shares as of January 1, 2022.

In January 2022 and March 2022, the Company granted a total of 1,632,922 share options to employees and directors.

On February 1, 2022 the Company gave notice to terminate The Oxford Science Park lease. The lease will be terminated on July 30, 2022, by which date the Company will have relocated its corporate headquarters from Oxford to The Harwell Science and Innovation Campus, Oxfordshire.

On February 14, 2022 the Company repaid the debt outstanding of $159 thousand in full.

During the first quarter of 2022 and through to the date of issue of these consolidated financial statements, the Company experienced a sustained decline in the price of its ADSs. A sustained decrease in the Company’s ADSs is a potential indicator that it is more likely than not that a goodwill impairment exists. The Company will perform an impairment assessment of the Company’s, assets including goodwill and intangible assets, in the first quarter of 2022 which could lead to an impairment charge for the first quarter of 2022.

In respect of the international situation in Ukraine, we have assessed the impact on the company as minimal. We have no operations or suppliers based in Ukraine, Belarus, or Russia, and there is consequently no additional risk or negative impact on the financial statements. We have no operations or suppliers based in Turkey either, and therefore the company is not impacted by the potential hyperinflationary environment in that country.