Form 10-Q
period 2022-03-31
Vaccitech plc
filed 2022-05-11
CIK 1828185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-40367

VACCITECH PLC

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Schrödinger Building Heatley Road The Oxford Science Park Oxford, United Kingdom	OX4 4GE
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0) 1865 818 808

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares*	VACC	The Nasdaq Global Market
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

As of May 10, 2022, the registrant had 37,200,321 ordinary shares, nominal value £0.000025 per share, outstanding.

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

i

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

VACCITECH PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	March 31,		December 31,
	2022		2021
ASSETS
Current assets:
Cash and cash equivalents	$200,596		$214,054
Accounts receivable	18,011		20
Research and development incentives receivable	4,778		6,229
Prepaid expenses and other current assets	7,398		6,462
Total current assets	230,783		226,765
Goodwill	12,630		12,630
Property and equipment, net	4,583		1,829
Intangible assets, net	30,640		31,430
Right of use assets, net	6,699		7,257
Other assets	788		804
Total assets	$286,123		$280,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,660		$2,419
Accrued expenses and other current liabilities	11,330		7,875
Deferred revenue	162		182
Current portion of lease liability	331		523
Debt	—		159
Total current liabilities	16,483		11,158
Lease liability – non current	6,404		6,540
Contingent consideration	2,444		2,371
Deferred tax liability, net	7,221		8,084
Other non-current liabilities	434		—
Total liabilities	$32,986		$28,153
Commitments and contingencies (Note 13)
Shareholders’ equity:
Ordinary shares, £0.000025 nominal value; 37,193,367 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 37,188,730)	$1		$1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 63,443)	86		86
Deferred B shares, £0.01 nominal value; 570,987 shares authorized, issued and outstanding (December 31, 2021 authorized, issued and outstanding: 570,987)	8		8
Deferred C shares, £0.000007 nominal value, 27,828,231 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 27,828,231)	0	[1]	0	[1]
Additional paid-in capital	373,087		369,103
Accumulated deficit	(105,989)		(108,585)
Accumulated other comprehensive loss – foreign currency translation adjustments	(14,456)		(8,488)
Noncontrolling interest	400		437
Total shareholders’ equity	$253,137		$252,562
Total liabilities and shareholders’ equity	$286,123		$280,715

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended
	March 31, 2022	March 31, 2021
License revenue	$15,009	$16
Service revenue	—	21
Research grants and contracts	9	178
Total revenue	15,018	215
Operating expenses
Research and development	10,701	4,610
General and administrative	3,663	1,777
Total operating expenses	14,364	6,387
Income/(loss) from operations	654	(6,172)
Other income (expense):
Change in fair value of derivatives	—	5,994
Unrealized exchange gain on convertible loan notes	—	209
Loss on extinguishment of convertible loan notes	—	(13,789)
Interest income	83	2
Interest expense	(74)	(2,650)
Research and development incentives	1,048	955
Total other income (expense)	1,057	(9,279)
Tax benefit	863	65
Net income/(loss)	2,574	(15,386)
Net loss attributable to noncontrolling interest	22	118
Net income/(loss) attributable to Vaccitech plc Shareholders	2,596	(15,268)

Weighted-average ordinary shares outstanding, basic	37,191,022	8,057,216
Weighted-average ordinary shares outstanding, diluted	38,346,668	8,057,216
Net income/(loss) per share attributable to ordinary shareholders, basic	$0.070	$(1.90)
Net income/(loss) per share attributable to ordinary shareholders, diluted	$0.068	$(1.90)

Net income/(loss)	$2,574	$(15,386)
Other comprehensive loss-foreign currency translation adjustments	(5,983)	(1,416)
Comprehensive loss	(3,409)	(16,802)
Comprehensive loss attributable to noncontrolling interest	37	114
Comprehensive loss attributable to Vaccitech Plc Shareholders	$(3,372)	$(16,688)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Three months ended March 31, 2022
														Accumulated
											Additional			Other		Total
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-		Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital		Deficit	Loss	Interest	Equity
Balance, January 1, 2022	37,188,730	$1		63,433	$86	570,987	$8	27,828,231	$0	[1]	$369,103		$(108,585)	$(8,488)	$437	$252,562
Share based compensation	—	—		—	—	—	—	—	—		3,984		—	—	—	3,984
Issue of ordinary shares	4,637	0	[1]	—	—	—	—	—	—		0	[1]	—	—	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(5,968)	(15)	(5,983)
Net income	—	—		—	—	—	—	—	—		—		2,596	—	(22)	2,574
Balance, March 31, 2022	37,193,367	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$373,087		$(105,989)	$(14,456)	$400	$253,137

	Three months ended March 31, 2021
	Series A Redeemable		Series B Redeemable									Accumulated
	Convertible Preferred		Convertible Preferred							Additional		Other		Total
	Shares		Shares		Ordinary Shares			Deferred A Shares		Paid-in-	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	capital	Deficit	Loss	Interest	Deficit
Balance, January 1, 2021	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	$21,660	$(57,720)	$(1,243)	$391	$(36,912)
Share based compensation	—	—	—	—	—	—		—	—	797	—	—	—	797
Issue of Series B shares, net of issuance costs	—	—	28,957	121,837	—	—		—	—	—	—	—	—	—
Series B Shares issued on conversion of convertible notes	—	—	12,421	53,721	—	—		—	—	—	—	—	—	—
Issue of Deferred A shares	—	(29)	—	(57)	—	—		63,443	86	—	—	—	—	86
Issue of ordinary shares	—	—	—	—	263,886	0	[1]	—	—	—	—	—	—	0	[1]
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	(1,420)	4	(1,416)
Net loss	—	—	—	—	—	—		—	—	—	(15,268)	—	(118)	(15,386)
Balance, March 31, 2021	22,065	$33,736	41,378	$175,501	8,224,344	$0	[1]	63,443	$86	$22,457	$(72,988)	$(2,663)	$277	$(52,831)

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended
	March 31, 2022		March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,574		$(15,386)
Adjustments to reconcile net income/loss to net cash used in operating activities:
Share based compensation	3,984		797
Depreciation and amortization	966		92
Right of use asset and liability	228		11
Fair valuation gain on embedded derivatives	—		(5,994)
Unrealized foreign exchange gain on convertible loan notes	—		(209)
Non-cash interest expense on convertible loan notes	—		813
Fair value change in contingent consideration	143		—
Deferred tax benefit	(863)		(25)
Loss on conversion of convertible loan notes	—		13,789
Other non-cash expenses	12		—
Changes in operating assets and liabilities:
Accounts receivable	(18,352)		208
Prepaid expenses and other current assets	(1,121)		(393)
Research and development incentives receivable	1,300		(955)
Accounts payable	1,739		(707)
Accrued expenses and other current liabilities	2,830		(108)
Deferred revenue	(15)		98
Other assets	(4)		—
Net cash used in operating activities	$(6,579)		$(7,969)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,092)		(392)
Net cash used in investing activities	$(1,092)		$(392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares and exercise of stock options	0	[1]	0	[1]
Repayment of debt	(159)		—
Initial public offering costs	—		(22)
Transaction costs for Series B shares	—		(3,402)
Proceeds from issue of Series B shares	—		125,239
Net cash (used)/provided by financing activities	(159)		121,815
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	$(5,628)		$(785)
Net (decrease) increase in cash and cash equivalents	(13,458)		112,669
Cash and cash equivalents, beginning of the period	214,054		43,266
Cash and cash equivalents, end of the period	$200,596		$155,935

Supplemental cash flow disclosures:
Cash paid for interest	$—		$1,844
Non-Cash investing and financing activities
Capital expenditures included in accounts payable	$1,365		$67
Issue of deferred A shares	$—		$86
Issue of Series B shares	$—		$53,721
Changes to right-of-use asset resulting from lease reassessment event	$(36)		$—
Asset retirement obligation	$443		$—

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Nature of Business and Basis of Presentation

Vaccitech plc (Vaccitech) is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Vaccitech is engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious diseases, autoimmunity, and cancer. Vaccitech is headquartered in Oxford, United Kingdom. Vaccitech and direct and indirect subsidiaries, Vaccitech (UK) Limited, Vaccitech Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Vaccitech USA Inc., Vaccitech North America, Inc. and Vaccitech Italia S.R.L, are collectively referred to as the “Company”.

In connection with the initial public offering of American Depositary Shares (“ADSs”), in March 2021, Vaccitech completed a corporate reorganization wherein the shareholders of Vaccitech (UK) Limited (formerly Vaccitech Limited) exchanged each of their ordinary shares, Series A Shares and Series B Shares of the Company for the same quantity of ordinary shares, series A shares (“Vaccitech plc Series A Shares”) and series B shares (“Vaccitech plc Series B Shares”) in Vaccitech plc (resulting in the shareholders of the Company holding the same percentage and class of shares in Vaccitech plc (formerly Vaccitech Rx Limited) as they had in Vaccitech (UK) Limited (formerly Vaccitech Limited). The group reorganization under common control constitutes a change in reporting entity and has been given retrospective effect reflecting the net assets of Vaccitech (UK) Limited (formerly Vaccitech Limited) and its subsidiaries and Vaccitech plc at their historical carrying amounts. As a result of the reorganization the comparative period presented these unaudited condensed consolidated financial statements have been presented as if Vaccitech plc was the holding company of the group.

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

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2021.

On May 4, 2021, the Company effected a 309-for-1 stock split of ordinary shares. Each resultant ordinary share from the stock split was redesignated as one ordinary share and one deferred C share. Accordingly, all ordinary share and per share amounts for the comparative prior period presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the stock split.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited Condensed Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes In Redeemable Convertible Preferred Shares and Shareholders’ Equity (Deficit) and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2022, our results of operations and our cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or any other interim period.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2021 except as discussed below related to newly adopted accounting pronouncements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of costs and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

We have experienced and expect to continue to experience disruptions as a result of the COVID-19 pandemic that could severely impact the Company’s clinical and pre-clinical development timelines for the Company’s clinical and pre-clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. In respect of the international situation in Ukraine, we have assessed the impact on the Company as minimal. We have no operations or suppliers based in Ukraine, Belarus, or Russia, and there is consequently no additional risk or negative impact on the unaudited condensed consolidated financial statements. We have no operations or suppliers based in Turkey either, and therefore the Company is not impacted by the potential hyperinflationary environment in that country. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

The Company adopted ASU No. 2021-10 - Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance on January 1, 2022. The new standard did not have an impact on the Company’s unaudited condensed consolidated financial statements.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Net income/(loss) per share

The following table sets forth the computation of basic and diluted net income/loss per share for the three months ended March 31, 2022 and 2021 (in thousands, except number of shares):

	Three months ended March 31,
	2022	2021
Numerator:
Net income/(loss)	$2,574	$(15,386)
Net loss attributable to noncontrolling interest	22	118
Net income/(loss) attributable to Vaccitech shareholders	$2,596	$(15,268)
Denominator:
Weighted-average ordinary shares outstanding, basic	37,191,022	8,057,216
Effect of dilutive stock options	1,155,646	—
Weighted-average ordinary shares outstanding, diluted	38,346,668	8,057,216
Net income/(loss) per share attributable to ordinary shareholders, basic	$0.070	$(1.90)
Net income/(loss) per share attributable to ordinary shareholders, diluted	$0.068	$(1.90)

Potential ordinary shares issuable upon conversion or exercise of Series A & Series B Shares and stock options that are excluded from the computation of diluted weighted-average shares outstanding are as follows:

	Three months ended March 31,
	2022	2021
Series A shares	—	6,818,085
Series B shares	—	12,785,802
Stock options	2,014,204	1,895,097

4.	Prepaid and other current assets (in thousands)

	March 31,	December 31,
	2022	2021
Prepayments and accrued income	$5,479	$4,612
Value Added Tax receivable	31	705
Employee retention and payroll tax credit	80	150
Others	1,808	995
Total	$7,398	$6,462

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued manufacturing and clinical expenses	$4,082	$1,789
Accrued board of director compensation	30	91
Accrued bonus	503	1,333
Accrued payroll and employee benefits	726	1,072
Accrued professional fees	2,082	2,338
Accrued other	1,628	1,252
Value Added Tax payable	2,279	—
Total	$11,330	$7,875

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Series B shares

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

The conversion was accounted for as an extinguishment of the convertible loan notes. As a result, the 12,421 Series B preferred shares issued on conversion was recognized at the settlement-date fair value of the Series B shares ($53,721 thousand) and a loss of $13,789 thousand was recognized in earnings for the difference between (1) the fair value of those shares and (2) the sum of the carrying amounts of the convertible loan notes ($25,557 thousand) and the bifurcated conversion and redemption feature liability ($14,375 thousand).

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, security deposit, accounts payable, certain accrued expenses, and contingent consideration. The carrying amounts of cash and cash equivalents, accounts receivable, security deposit, accounts payable and accrued expenses approximated their respective fair value due to the short-term nature and maturity of these instruments.

As of March 31, 2022, the Company had a contingent consideration liability of $2,444 thousand related to the acquisition of Avidea Technologies, Inc. The fair value of the contingent consideration is a Level 3 valuation with the significant unobservable inputs being the probability of success of achievement of the milestone and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended March 31, 2021, the Company had an embedded derivative liability related to the conversion features, the cash redemption feature on maturity and the cash redemption feature upon an exit event that settles in noncash consideration embedded in convertible loan notes. The fair value of the embedded derivatives is a Level 3 valuation with the significant unobservable inputs being the probability of exercise of conversion and cash redemption features. Significant judgment is employed in determining the appropriateness of certain of these inputs.

The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended
	March 31,
	2022	2021
Beginning balance	$2,371	$20,109
Change in fair value recognized in net income/loss	143	(5,994)
Settlement	—	(14,375)
Foreign exchange translation	(70)	260
Ending balance	$2,444	$—

10.Goodwill

During the first quarter of 2022, the Company identified qualitative indicators of impairment due to sustained decline in the price of the Company’s American Depositary Shares. Therefore, the Company performed an interim qualitative assessment as of March 31, 2022 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company will perform its annual goodwill impairment test as of November 30, 2022.

11.Share-Based Compensation

During the three month period ended March 31, 2022, in accordance with the terms of the Annual Increase of the Vaccitech plc Share Award Plan 2021, the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2022.

During the three months ended March 31, 2022, the Company granted 1,632,922 options to employees and directors with a grant date fair value of $3.75 and a weighted average exercise price of $11.24 per share. For the three months ended March 31, 2021, the Company granted 364,620 options to employees and directors with a grant date fair value of $9.14 and a weighted average exercise price of $0.00003 per share.

The fair value of each stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	Three months ended
	March 31,
	2022	2021
Expected volatility	92.3%	125.0%
Expected term (years)	6.00	6.42
Risk-free interest rate	1.9%	0.7%
Expected dividend yield	—%	—%

As of March 31, 2022 4,814,173 options with a weighted average exercise price of $9.52 were outstanding. As of March 31, 2022, there was $14,840 thousand unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.36 years.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

No Restricted Stock Units (“RSUs”) were issued in the three months ended March 31, 2022, and there were no RSUs outstanding during the period ended March 31, 2022. During the three months ended March 31, 2021, 263,886 Restricted Stock Units (“RSUs”) were converted into ordinary shares. The RSUs granted on January 9, 2020 contains a nondiscretionary antidilution provision which entitles the grantee to additional RSUs to ensure that the aggregate RSUs granted equal 1.5% of the total fully diluted share capital of the Company. As of March 31, 2021, 264,042 RSUs were outstanding. No compensation cost has been recognized in respect of these outstanding RSUs which vests on the IPO Resolution Date as the initial public offering is not considered probable until it occurs.

Share based compensation expense is classified in the condensed consolidated statement of operations and comprehensive loss as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Research and development	$842	$319
General and administrative	3,142	478
Total	$3,984	$797

12.	Contract Assets and Liabilities

The Company discloses Accounts receivable separately in the Condensed Consolidated Balance Sheet at the net amount expected to be collected. Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. As of March 31, 2022, the Company did not have any contract assets.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract and are disclosed as deferred revenue separately in the Condensed Consolidated Balance Sheet. The Company’s contract liabilities arise when payment is received upfront for various multi-period extended license and service arrangements.

Changes in the contract liabilities during the period are as follows (in thousands):

March 31, 2022
Balance as of January 1, 2022	$182
Revenue recognized related to contract liability balance	(15)
Foreign exchange translation	(5)
Balance as of March 31, 2022	$162

Revenue recognized related to the contract liability balance for the three months ended March 31, 2021 was $16 thousand.

During the three months ended March 31, 2022, the Company recognized revenue of $14,993 thousand (three months ended March 31, 2021: $Nil) in relation to the Amendment, Assignment and Revenue Sharing Agreement (“License Agreement Amendment”) with Oxford University Innovation Limited entered into in April 2020, which vested and assigned all intellectual property rights in relation to any ChAdOx1 or ChAdOx2 vector-based vaccine in the field of SARS-CoV2 to Oxford University Innovation Limited.

13.	Commitments and Contingencies

In-License Agreements

The Company is party to a number of licensing agreements most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, HPV, HBV and MERS. The Company’s obligations for future

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made any material payments under these license agreements during the periods ended March 31, 2022 and March 31, 2021.

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

The Harwell Science and Innovation Campus, Oxfordshire

On September 3, 2021, the Company entered into a lease agreement for the lease of approximately 31,000 square feet in Harwell, Oxfordshire which expires in September 2031. The Company intends to use the property as its corporate headquarters. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date, being the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company has provided the lessor with a refundable security deposit of $702 thousand (£534 thousand) which is included in Other assets.

The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Right-of-use asset	$6,699	$7,257
Lease liability, current	331	523
Lease liability, noncurrent	6,404	6,540
Weighted average remaining lease term (years)	9.35	9.45
Weighted average discount rate	8.0%	7.9%

Other information

	Three months ended March 31,
	2022	2021
Short-term lease expense	101	—
Operating cash flows from operating leases	$307	$81

During the three months ended March 31, 2022, the Company recorded $488 thousand (three months ended March 31, 2021: $92 thousand) in operating lease costs (including short-term lease expense and variable lease costs).

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Future annual minimum lease payments under operating leases as of March 31, 2022 were as follows (in thousands):

6.00 .
Remainder of 2022	$327
2023	472
2024	1,170
2025	1,170
2026	1,170
Thereafter	5,470
Total minimum lease payments	$9,779
Less: imputed interest	(3,044)
Total lease liability	$6,735

During the current period, we recognized an asset retirement obligation (“ARO”) for leasehold improvements in relation to the Harwell Science and Innovation Campus premises where in accordance with the terms of the lease, the Company has to restore part of the building upon vacating the premises. The ARO liability totaled $434 thousand and $Nil as of March 31, 2022 and December 31, 2021, respectively and are included in other non-current liabilities on the condensed consolidated balance sheets.

Other contingencies

The Company is a party in various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

14.Related Party Transactions

During the three months ended March 31, 2022, the Company recognized net income of $55 thousand after offsetting lease costs for laboratory and office space in Oxford of $74 thousand against a refund of $129 thousand (three months ended March 31, 2021: $40 thousand expense) from its shareholder, Oxford Science Enterprises plc. As of March 31, 2022, the Company had a receivable of $154 thousand (December 31, 2021: $32 thousand payable) from Oxford Science Enterprises plc.

During the three months ended March 31, 2022, the Company incurred expenses of $1 thousand (three months ended March 31, 2021: $19 thousand) to its shareholder, the University of Oxford, related to clinical study costs. As of March 31, 2022, the Company owed $1 thousand (December 31, 2021: $Nil) to University of Oxford.

During the three months ended March 31, 2022, the Company incurred expenses of $193 thousand (three months ended March 31, 2021: $116 thousand) and recognized license revenue of $14,993 thousand (three months ended March 31, 2021: $Nil) from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford. As of March 31, 2022, the Company was owed $17,791 thousand (December 31, 2021: $Nil) from Oxford University Innovation Limited.

There were no convertible loans outstanding during the three months period ended March 31, 2022. During the three months ended March 31, 2021, the interest on convertible loans issued to Oxford Science Enterprises plc and the University of Oxford, shareholders of the Company was $429 thousand. There were no convertible loans outstanding as of March 31, 2021.

There were no Series B Shares issued or outstanding during the three months period ended March 31, 2022. On March 15, 2021 Oxford Science Enterprises plc subscribed to 3,468 Series B Shares in an amount of $14,999 thousand. The Company also recognized a loss of $2,125 thousand on the conversion of the convertible loan notes into 2,008 Series B Shares. On May 4, 2021 prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, the Series B Shares were converted into 1,692,084 ordinary shares. At December 31, 2021 there were no Series B Shares outstanding.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.Subsequent Events

On April 4, 2022 a merger was effected between subsidiaries Vaccitech USA, Inc. and Vaccitech North America, Inc, with Vaccitech North America, Inc. being the surviving entity.

On April 28, 2022 the cash was received in full in respect of the license revenue and corresponding outstanding accounts receivable as of March 31, 2022 with Oxford University Innovation Limited.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Unaudited Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 25, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K and in other filings with the SEC.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious diseases, autoimmunity, and cancer. We use our proprietary platform to develop product candidates that stimulate powerful, targeted immune responses against pathogens and tumor cells. We design our product candidates to stimulate immune responses that are robust, highly specific, and are differentiated by the magnitude of the T cell populations induced, which exhibit critical functionality and durability. We are focused on applying our platform capabilities and the expertise of our team to address significant unmet medical needs in two settings - the therapeutic setting, for the treatment of chronic infectious diseases and cancer, and the prophylactic setting, for the prevention of infectious diseases, based on our platform’s ability to respond rapidly to epidemic and pandemic threats.

We have a broad pipeline of both clinical and preclinical stage therapeutic and prophylactic programs. Our current therapeutic programs include VTP-300 for the treatment of chronic hepatitis B infection, or CHB, VTP-200 for the treatment of human papilloma virus infection, or HPV, VTP-850 for the treatment of prostate cancer and VTP-600 for the treatment of non-small cell lung cancer, or NSCLC. Our current prophylactic programs include VTP-400 for the prevention of herpes zoster, or shingles, and VTP-500 for the prevention of Middle East respiratory syndrome, or MERS. Preclinical, IND-enabling programs are underway to utilize the SNAPvax platform in both cancer and an immune tolerance indication. In addition, we co-invented a COVID-19 vaccine candidate with the University of Oxford, which we assigned to Oxford University Innovation, or OUI, to facilitate the license of those rights by OUI to AstraZeneca UK Limited, or AstraZeneca. The vaccine, formerly referred to as AZD1222, is now authorized for use under the marketing name Vaxzevria in a number of countries. AstraZeneca has exclusive worldwide rights to develop and commercialize Vaxzevria.

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

On March 28, 2022, pursuant to the OUI License Agreement Amendment, we were notified of the commencement of the royalty payments, arising from AstraZeneca’s commercial sales of Vaxzevria. Under the terms of an exclusive worldwide license agreement between OUI and AstraZeneca, OUI is entitled to milestone payments and royalties on commercial sales of Vaxzevria that began after the pandemic period. As part of the assignment from us to OUI, we are entitled to receive approximately 24% of payments received by OUI from AstraZeneca. Our share of the milestone and royalty payments received by OUI from AstraZeneca in the first quarter of 2022 amounted to approximately $15.0 million. There is, however, no guarantee that such royalty payments will continue in the future and, if they do, that we will be notified of such royalty and milestone payment in a timely manner. If we do not receive notification of our share of the royalty and milestone payments in a timely manner, we may not be able to recognize the milestone and royalty payments as revenue in the quarter they are earned.

We have incurred net losses each year since inception. For the three months ended March 31, 2022, we generated net income of $2.6 million. For the three months ended March 31, 2021, we incurred net loss of $15.4 million. As of March 31, 2022, we had an accumulated deficit of $106.0 million and we do not expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

At this time, we cannot reasonably estimate, or know the nature, timing and estimated costs of all of the efforts that will be necessary to complete the development of any of our product candidates that we develop through our programs. We are also unable to predict when, if ever, material net cash inflows will commence from sales of product candidates we develop, if at all. This is due to the numerous risks and uncertainties associated with developing product candidates to approval and commercialization, including the uncertainty of:

●	successful completion of preclinical studies and clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;
●	successful enrollment and completion of clinical trials;
●	data from our clinical program supporting approvable and commercially acceptable risk/benefit profiles for our product candidates in the intended populations;
●	receipt and maintenance of necessary regulatory and marketing approvals from applicable regulatory authorities, in the light of the commercial environment then existent;
●	availability and successful procurement of raw materials required to manufacture our products for clinical trials, scale-up of our manufacturing processes and formulation of our product candidates for later stages of development and commercial production;
●	establishing either our own manufacturing capabilities or satisfactory agreements with third-party manufacturers for clinical supply for later stages of development and commercial manufacturing;
●	entry into collaborations where appropriate to further the development of our product candidates;
●	obtaining and maintaining intellectual property and trade secret protection or regulatory exclusivity for our product candidates as well as qualifying for, maintaining, enforcing and defending such intellectual property rights and claims;
●	successfully launching or assisting with the launch of commercial sales of our product candidates following approval;
●	acceptance of each product’s benefits and uses by patients, the medical community and third-party payors following approval;
●	the prevalence and severity of any adverse events experienced with our product candidates in development;
●	establishing and maintaining a continued acceptable safety profile of the product candidates following approval;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors if necessary or desirable; and
●	effectively competing with other therapies.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and/or timing associated with the development of that product candidate or could prevent continuation of that program being in the company’s interests. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we might be required to expend significant additional financial resources and time on the completion of clinical development. In some circumstances, such as the emergence of a significantly more effective therapy from a competitor, it may be appropriate to discontinue a product candidate program. We expect that our cash balance as of March 31, 2022 will enable us to fund our operating expenses and capital requirements into the fourth quarter of 2024.

Recent Developments

On April 6, 2022, we announced that we were notified of the commencement of royalty payments relating to commercial sales of Vaxzevria. Our share of the milestone and royalty payments received by OUI from AstraZeneca in the first quarter of 2022 amounted to approximately $15.0 million.

In April 2022, we launched a program in HPV-associated cancer utilizing the SNAPvax platform, for which we expect to file an Investigational New Drug, or IND, application in the first quarter of 2023. In addition, we are moving forward with an immunotherapeutic designed to induce regulatory T cells. The first indication we will target is celiac disease which should enter the clinic in a similar timeframe.

On April 29, 2022, we received scientific advice from the European Medicines Agency defining a licensure pathway for our candidate MERS vaccine, VTP-500, which allows us to estimate expenses of the development pathway more accurately.

Impact of the COVID-19 Pandemic

The ongoing spread of COVID-19, which we refer to as the COVID-19 pandemic, and the policies and regulations implemented by governments in response to the COVID-19 pandemic have had a significant impact, both directly and indirectly, on the global economy and our business and operations, including continuing disruption to our clinical trial activities. Of note, the initiation of our Phase 1 clinical trial for VTP-500, which was being conducted at the University of Oxford, was paused and discontinued due to COVID-19. In addition, the COVID-19 pandemic has had a negative effect on the operations of our third-party manufacturers and the supply chain for our product candidates and clinical trial materials, due to limitations on travel imposed or recommended by federal, state/provincial, or municipal governments, employers and others.

Our study protocols have been amended so that participants who have previously received Vaxzevria (or any other adenovirus-based vaccine) wait for a minimum of three months between their last adenovirus vaccine and injection with our immunotherapeutic product candidates to prevent prior vector immunity affecting the study.

In the VTP-200 program, the initiation of investigational sites for the Phase 1b/2 clinical trial (HPV001) across all countries has been impacted by COVID-19. The UK is particularly affected as resources to support set up of trials not related to COVID-19 have been low across sites. Other pandemic related issues affecting recruitment include the mass vaccination programs and the adverse publicity early in the second quarter of 2021 around Vaxzevria. Participant recruitment continues to be delayed with last patient first visit anticipated in the second quarter of 2022 and the interim analysis is expected to be available in the fourth quarter of 2022.

For our Phase 1 (HBV001) clinical trial for VTP-300, recruitment of patients with Chronic Hepatitis B (CHB) in the UK has been challenging, due to COVID-19 lockdowns. We completed recruitment for all cohorts in first quarter of 2022. For our Phase 1b/2a (HBV002) clinical trial for VTP-300, CHB patient recruitment continues with delays in Taiwan, South Korea, and the United Kingdom due to the ongoing COVID-19 restrictions in those countries. Patient recruitment has also been delayed in South Korea due to the roll out of Vaxzevria vaccine and vaccine hesitancy. Patient recruitment is estimated to be completed in the second quarter of 2022, with full efficacy data expected in the second half of 2022.

If the disruption due to the COVID-19 pandemic continues, our planned future preclinical and clinical development for our other product candidates could also be delayed due to government orders and site policies as a result of the pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, in most of 2020 and 2021, we mandated that our non-laboratory based employees, such as clinical, manufacturing, finance, administrative, quality, regulatory and program managers split their time between working from home and the office, being sure to adhere to COVID-19 working guidelines when on the office premises. Our increased reliance on personnel working from home may negatively impact productivity, increase the potential risks of data privacy or security breaches, or disrupt, delay, or otherwise adversely impact our business.

We are still assessing our business plans and the impact the COVID-19 pandemic may have on our ability to advance the development of our product candidates as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom we rely, or to raise financing to support the development of our ongoing product candidate development. No assurances can be given that this analysis will enable us to avoid part or all of any impact from the COVID-19 pandemic, including downturns in business sentiment generally or in our sector in particular. Additionally, as new variants may arise, COVID-19 case counts may continue to rise significantly, which may further impact our ability to conduct our business. The impact of government regulations, vaccine adoption rates (including boosters), the effectiveness of vaccines, and the continuing economic effects of the pandemic and containment measures may also further adversely impact our business. We cannot currently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties on whom we rely or with whom we conduct business were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

Impact of the Ukraine Crisis

In respect of the international situation in Ukraine, we have assessed the impact on the Company as minimal. We have no operations or suppliers based in Ukraine, Belarus, or Russia, and there is consequently no additional risk or negative impact on the unaudited condensed consolidated financial statements.

Components of Our Operating Results

Revenue

To date, we have not generated any revenue from direct product sales and do not expect to do so in the near future, if at all. Our revenue to date has been derived from a research grant from BARDA, a research collaboration and license agreement with Enara Bio and the OUI License Agreement Amendment with OUI relating to Vaxzevria.

In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. As a direct result of the OUI License Agreement Amendment, we received a payment of $2.4 million, of which we have recognized $2.4 million as revenue during the year ended December 31, 2020. In March 2022, we were notified of the commencement of royalty payments relating to commercial sales of Vaxzevria. Our share of the milestone and royalty payments received by OUI from AstraZeneca in the first quarter of 2022 amounted to approximately $15.0 million.

We determined that we have no further performance obligations under the terms of the OUI License Agreement Amendment, which comprised the transfer of intellectual property rights only. Accordingly, we plan to recognize these and any future amounts as revenue when earned, which is defined as an estimate of the transaction price when uncertainty is suitably resolved, and it is probable that a significant reversal of revenue will not occur.

Operating Expenses

Our operating expenses since inception have consisted of research and development costs and general administrative costs.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a new next-generation adenoviral vector, conducting preclinical studies, developing various manufacturing processes, and advancing clinical development of our programs including Phase 2 clinical trials for VTP-100, which we subsequently discontinued development of, as well as initiating the clinical trials for VTP-200, VTP-300, and VTP-600 and readying VTP-850 and VTP-500 for clinical trials.

Research and development activities account for the major portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

●	salaries, benefits, and other related costs, including share-based compensation, for personnel engaged in research and development functions;
●	expenses incurred in connection with the development of our programs including preclinical studies and clinical trials of our product candidates, under agreements with third parties, such as consultants, contractors, academic institutions and CROs;
●	the cost of manufacturing drug products for use in preclinical development and clinical trials, including under agreements with third parties, such as CMOs, consultants and contractors;
●	laboratory costs;
●	leased facility costs, equipment depreciation and other expenses, which include direct and allocated expenses; and
●	intellectual property costs incurred in connection with filing and prosecuting patent applications as well as third-party license fees.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, including share-based compensation, in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax, and legal services, rent expenses related to our offices, depreciation, foreign exchange gains and losses on our cash balances and other central non-research costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities in both the UK and USA and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs would normally increase as our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.

Other Income (Expense)

Change in Fair Value of Derivatives

We recognized a change in fair value in relation to the conversion and redemption features embedded in the convertible loan notes in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. We had an embedded derivative liability related to the conversion features, the cash redemption feature on maturity and the cash redemption feature upon an exit event that settles in noncash consideration embedded in convertible loan notes. The fair value of the embedded derivatives is a Level 3 valuation with the significant unobservable inputs being the probability of exercise of conversion and cash redemption features. Significant judgment is employed in determining the appropriateness of certain of these inputs.

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

Interest Income

Interest income results primarily from the interest earned on our short-term cash deposits and cash balances held by Vaccitech (UK) Limited in U.S. dollars.

Research and Development Incentives

Research and development incentives contain payments receivable from the United Kingdom government related to corporation tax relief on research and development projects incentive programs in the United Kingdom. We account for such relief received as other income.

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

We generated a net income of $2.6 million and used $6.6 million in cash to fund our operating activities during the quarter ended March 31, 2022. During the quarter ended March 31, 2021, we incurred a net loss of $15.4 million and used $8.0 million in cash to fund our operating activities. We had an accumulated deficit of $106.0 million as of March 31, 2022. As of March 31, 2022, we had $200.6 million in cash and cash equivalents mainly as a result of equity issuance and the IPO in 2021. Our management believes that we have sufficient cash to support our operations into the fourth quarter of 2024, without additional financing. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, we may be forced to delay, reduce, or eliminate some or all of our research and development programs and product portfolio expansion, which could adversely affect our operating results or business prospects. Although our management continues to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. After considering the uncertainties, management consider it is appropriate to continue to adopt the going concern basis in preparing the consolidated financial statements.

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

Recognition of Revenue from Contracts with Customers

In 2020, we entered into the OUI License Agreement Amendment with OUI to facilitate the license of our rights to the COVID-19 vaccine we co-invented with OUI to AstraZeneca, which is now known as Vaxzevria. Our performance obligations under the terms of this agreement are limited to the transfer of intellectual property rights (licenses and other rights). Payments by AstraZeneca to OUI under this agreement include an up-front payment, payments based upon the achievement of defined milestones, royalties on product sales, and may include payments of commercial and other milestones, if certain future conditions are met. We are entitled to a specified percentage of payments, including royalties and milestones, received by OUI from that license agreement with AstraZeneca as set out in the OUI License Agreement Amendment.

We evaluate our collaboration and licensing arrangements pursuant to Accounting Standards Codification 606, or ASC 606. To determine the recognition of revenue from arrangements that fall within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize determinable revenue when, or as, the company satisfies a performance obligation or (if later) when such revenue becomes payable. We use judgment to determine whether milestones or other variable consideration, except for sales-based royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. In validating its estimated standalone selling price, we evaluate whether changes in the key assumptions used to determine its estimated standalone selling price will have a significant effect on the allocation of arrangement consideration between performance obligations.

For sales-based and clinical development milestones and royalties, when the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales or milestone achievement occurs or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). This could require management to estimate the amount of revenue to recognize in the period if the actual data has not been provided.

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

Share-based Compensation

We grant options and restricted shares to employees and directors and account for share-based compensation using a fair value method. All of these arrangements are settled in equity at a predetermined price and generally vest over a period of three years. All share options have a life of 10 years before expiration. To the extent such incentives are in the form of share options, up until the first quarter of 2021, the options may have been granted pursuant bilateral EMI option awards or unapproved option awards. The EMI option award agreements provide for the grant of potentially tax favored Enterprise Management Incentive, or EMI, options, to our U.K. employees and directors. Options issued pursuant to such agreements have an exercise price agreed with HM Revenue & Customs. On April 8, 2021, we adopted the Vaccitech plc Share Award Plan 2021 and the Vaccitech plc Non-Employee Sub-Plan which is a sub-plan of the Vaccitech plc Share Award Plan 2021. Under the terms of the Vaccitech plc Share Award Plan 2021, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights, restricted shares. Upon adoption of the Vaccitech plc Share Award Plan 2021, no further awards are granted pursuant bilateral EMI option awards or unapproved option awards.

Share based compensation awards are measured at the grant date fair value. For service-based awards, compensation expense is generally recognized over the requisite service period of the awards, usually the vesting period. We apply the “multiple option” method of allocating expense. In applying this method, each vesting tranche of an award is treated as a separate grant and recognized on a straight-line basis over that tranche’s vesting period. For performance-based awards where the vesting of the awards may be accelerated upon the achievement of certain milestones. vesting and the related share-based compensation is recognized as an expense when it is probable the milestone will be met. We have elected to recognize the effect of forfeitures on share-based compensation when they occur. Any differences in compensation recognized at the time of forfeiture are recorded as a cumulative adjustment in the period where the forfeiture occurs.

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

The assumptions used in the Black-Scholes model to determine fair value for the share option grants during the three months ended March 31, 2022 and March 31, 2021 and were:

	Three months	Three months
	ended	ended
	March 31, 2022	March 31, 2021
Expected volatility	92.3%	125.0%
Expected term (years)	6.00	6.42
Risk-free interest rate	1.9%	0.7%
Expected dividend yield	0.00%	0.00%

For the three months ended March 31, 2022, 1,632,922 share options were granted and 364,620 share options were granted for the three months ended March 31, 2021.

Business Combinations

We acquired Avidea Technologies, Inc. on December 10, 2021 and have accounted for the acquisition using the acquisition method of accounting. This required us to assess and make judgments as to whether the acquisition met the criteria of a business combination or an asset acquisition. In determining that the acquisition of Avidea Technologies, Inc. met the criteria of a business combination we first used the “screen” to assess whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. As the screen was not met, we then applied the “framework” for determining whether the acquired set included at minimum, an input and substantive process that together significantly contribute to the ability to create output. We concluded that the framework criteria are met because the scientists make up an organized workforce that has the necessary skills, knowledge, or experience to perform processes that when applied to the developed technology (input) is critical to the ability undertake research and development of a product that can be provided to a customer. The more than-insignificant amount of goodwill (including the fair value associated with the workforce) was also an indicator that management considered in determining that the workforce is performing a critical process.

We recognize tangible and identifiable intangible assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities is allocated to goodwill. The estimate of fair value as of the acquisition date required the use of significant assumptions and estimates. The developed technology was valued using the cost approach. The critical assumptions and estimates included, but were not limited to, developer margins, mark up on costs, opportunity costs, discount rates and market rates for salary, bonus and benefits of staff involved in the development of the technology. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, we will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

We acquired Avidea for an up-front amount of $33.3 million, of which $12.2 million was payable in cash and $21.1 million in 2,163,694 of American Depositary Shares. In addition, Avidea’s stockholders may be entitled to receive an aggregate of up to $40 million in additional payments, payable in a mixture of cash and ADSs, upon the achievement of certain milestones. This contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date, and subsequently remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings. The fair value of Contingent Consideration is determined based on the probability of pursuit, the probability of success of the achievement of the milestone, the expected date of milestone achievement and applying the relevant discount rate.

Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.

Goodwill and Purchased Intangible Asset

We test goodwill for impairment at least annually on November 30, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We have elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. The goodwill of $12.6 million recognized to March 31, 2022 wholly relates to the acquisition of Avidea Technologies, Inc. on December 10, 2021. During the first quarter of 2022, the Company identified qualitative indicators of impairment due to sustained decline in the price of the Company’s American Depositary Shares. Therefore, the Company performed an interim qualitative assessment as of March 31, 2022 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company will perform its annual goodwill impairment test as of November 30, 2022.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three months	Three months
	ended March	ended March
	31, 2022	31, 2021	Change
Revenue from Licenses, Grants & Services	$15,018	$215	14,803
Operating expenses:
Research & development	10,701	4,610	6,091
General and administrative	3,663	1,777	1,886
Total operating expenses	14,364	6,387	7,977
Income/(loss) from operations	654	(6,172)	6,826
Other income (expense)
Change in fair value of derivatives	—	5,994	(5,994)
Unrealized exchange gain on convertible loan notes	—	209	(209)
Loss on extinguishment of convertible loan notes	—	(13,789)	13,789
Interest income	83	2	81
Interest expense	(74)	(2,650)	2,576
Research and development incentives	1,048	955	93
Total other income (expenses)	1,057	(9,279)	10,336
Tax benefit	863	65	798
Net income/(loss)	$2,574	$(15,386)	17,960

Revenue

For the three months ended March 31, 2022, our revenue primarily consisted of $15.0 million from the OUI License Agreement Amendment with respect to milestone and royalty payments, arising from AstraZeneca’s commercial sales of Vaxzevria. For the three months ended March 31, 2021, our revenue primarily consisted of $0.2 million of reimbursement of research and development expenses from BARDA.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and March 31, 2021:

	Three months	Three months
	ended March	ended March
	31, 2022	31, 2021	Change
Direct research and development expenses by program:
VTP-200 HPV	1,156	677	479
VTP-300 HBV	4,185	1,686	2,499
VTP-600 NSCLC	162	414	(252)
VTP-800/850 Prostate cancer	1,339	373	966
Other and earlier stage programs	739	438	301
Internal research and development expenses:
Personnel-related (including share-based compensation)	2,726	968	1,758
Facility related	340	43	297
Other internal costs	54	11	43
Total research and development expense	$10,701	$4,610	6,091

Our research and development expenses for the three months ended March 31, 2022 and 2021 were $10.7 million and $4.6 million, respectively. Personnel-related expenses were $2.7 million and $1.0 million, respectively, as a result of the relative increase in our headcount across both the UK and US. Direct expenses for outside services and consultants and laboratory materials were $7.6 million for the three months ended March 31, 2022 and $3.6 million for the three months ended March 31, 2021 and mainly comprised of costs for clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $3.7 million, which were mainly attributable to personnel expenses of $4.3 million, including the share-based payment charge of $3.1 million, insurance costs of $1.7 million and legal and professional fees of $1.3 million, netted by unrealized foreign exchange gain on cash balances of $5.3 million. General and administrative expenses for the three months ended March 31, 2021 were $1.8 million, which were mainly attributable to lease costs, plus personnel expenses of $1.2 million and professional fees and consulting fees of $0.6 million.

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

Interest Expense

For the three months ended March 31, 2022, interest expense was $0.7 million, which primarily relates to the interest unwinding on the contingent consideration recognized on the acquisition of Avidea Technologies, Inc. on December 10, 2021. For the three months ended March 31, 2021, interest expense was $2.7 million, which primarily relate to our convertible loan notes, which carry a market rate of interest.

Interest Income

For the three months ended March 31, 2022 and March 31, 2021, interest income was $0.08 million and $0.002 million respectively, which primarily result from the interest earned on our short-term cash deposits and cash balances held by Vaccitech (UK) Limited in U.S. dollars.

Research and Development Incentives

For the three months ended March 31, 2022 and March 31, 2021, we accrued research and development incentives of $1.0 million and $1.0 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. We account for such relief received as other income.

Tax benefit

For the three months ended March 31, 2022 and March 31, 2021, the tax benefit was $0.9 million and $0.1 million respectively, which primarily relates to movements in deferred tax.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, and most recently from an upfront, royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment and the issuance of convertible loan notes. Through March 31, 2022, we had received gross proceeds of approximately $324.8 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of March 31, 2022, we had cash and cash equivalents of $200.6 million. Key financing and corporate milestones include the following:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Three months	Three months
	ended March	ended March
	31, 2022	31, 2021
Net cash used in operating activities	(6,579)	(7,969)
Net cash used in investing activities	(1,092)	(392)
Net cash (used)/provided by financing activities	(159)	121,815
Effect of exchange rates on cash and cash equivalents	(5,628)	(785)
Net (decrease)/increase in cash and cash equivalents	(13,458)	112,669

Cash Used in Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $6.6 million, primarily resulting from our net income of $2.6 million, adjusted by share based compensation of $3.9 million, depreciation of $1.0 million and changes in our operating assets and liabilities, net of $13.6 million. During the three months ended March 31, 2021, net cash used in operating activities was $8.0 million, primarily resulting from our net loss of $15.4 million, adjusted by fair value gain on embedded derivatives of $6.0 million, loss on conversion of convertible loan notes of $13.8 million, share-based compensation of $0.8 million, non-cash interest expense of $0.8 million, depreciation and amortization of $0.1 million, foreign exchange gain on convertible loan notes of $0.2 million and changes in our operating assets and liabilities, net of $1.9 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2022, cash used in investing activities was $1.1 million primarily resulted from capital expenditures related to our new offices in the United Kingdom. During the three months ended March 31, 2021, cash used in investing activities was $0.4 million, which resulted from capital expenditures in connection with the new laboratory, improvements to expand our laboratory space and purchases of property and equipment.

Net Cash (Used)/Provided by Financing Activities

During the three months ended March 31, 2022, cash used by financing activities was $0.2 million resulted from the repayment of debt incurred previously by Avidea Technologies. During the three months ended March 31, 2021, cash provided by financing activities was $121.8 million primarily consisting of net proceeds from the issuance of Series B shares.

Effect of exchange rates on cash and cash equivalents

During the three months ended March 31, 2022 and 2021, the effect of foreign exchange on cash and cash equivalents was losses of $5.6 million loss and $0.8 million respectively, primarily as a result of fluctuations between the U.S dollar and pound sterling exchange rates.

Future Funding Requirements

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we are not yet profitable and have incurred losses in each period since our inception in 2016. As of March 31, 2022, we had an accumulated deficit of $106.0 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Since our foundation, we have invested a significant portion of our efforts and financial resources in research and development activities for our ChAdOx1, ChAdOx2 and MVA technologies, acquisition of additional complementary platforms, development of new technologies in house, and our product candidates derived from these technologies. Preclinical studies and especially clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may elect to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate functions. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and potentially in-house manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise as outlined above. Because the outcome of any preclinical study or clinical trial is uncertain and the rate of change of third-party costs is also unpredictable, we cannot reasonably estimate now the actual amounts which will be necessary to complete the development and commercialization of our current or future product candidates successfully.

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

Based on our research and development plans, we expect that the net proceeds from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.

Lease, Purchase, and Other Obligations

We have operating lease obligations related to our property, plant and equipment. The obligations related to both short- and long-term lease arrangements is set forth in Note 13 “Commitment and Contingencies” to our consolidated financial statements.

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

We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of March 31, 2022.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency and Currency Translation

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling and Australian dollar. Our reporting currency is the U.S. dollar, our functional currency is the pound sterling and the functional currency of our wholly owned foreign subsidiary, Vaccitech Australia Pty, is the Australian dollar. Our cash and cash equivalents as of March 31, 2022 consisted primarily of cash balances held by Vaccitech (UK) Limited in U.S. dollars.

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

Interest Rate Sensitivity

We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash and cash equivalents of $200.6 million as of March 31, 2022, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A Risk Factors.

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 25, 2022.

Actual payments we may receive in connection with certain milestones or royalties on net sales under the AstraZeneca License Agreement may differ materially from those described in this report, and there can be no assurance that we will receive any such payments at all.

While we expect to receive a share of certain milestones and royalties on net sales of certain vaccines under the research collaboration and exclusive worldwide license agreement, or the AstraZeneca License Agreement, between Oxford University Innovation Limited, or OUI, and AstraZeneca UK Limited, or AstraZeneca, there can be no assurance as to the timing or amount of any such milestones or royalties on net sales.

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

Moreover, our understanding is that, under the AstraZeneca License Agreement, OUI agreed to forego its share of any royalties from the commercialization of AZD1222 until after the pandemic period, which will end on July 1, 2021 (or such later date when AstraZeneca, in good faith, determines that the COVID-19 pandemic is over). In April 2022, we were notified of the commencement of royalty payments relating to commercial sales of Vaxzevria (formerly AZD1222).

Our understanding of the terms of the AstraZeneca License Agreement is based solely on an extract of the agreement provided by the parties to that agreement. We are not a party to the AstraZeneca License Agreement and do not have access to a copy of that agreement to verify such extract. In addition, no party to the AstraZeneca License Agreement has confirmed that there are no material terms in that agreement that could adversely impact the economic and other terms of the AstraZeneca License Agreement. Moreover, there can be no assurance that the AstraZeneca License Agreement is an enforceable agreement, that the parties thereto will comply with their obligations under the agreement (including any obligations of AstraZeneca to make milestone or royalty payments to OUI), that the agreement will not be terminated pursuant to its terms or otherwise, or that the terms of the agreement (including royalty rates and other economic terms) will not be modified by the parties in the future. Accordingly, these and other factors could cause amounts received by OUI pursuant to the AstraZeneca License Agreement, and accordingly any share of the revenue under that agreement that we may receive, to fluctuate. Any such fluctuations could be material. Additionally, our understanding of the terms of the AstraZeneca License Agreement is that AstraZeneca is required to notify OUI of OUI’s shares of milestone and royalty payments within 30 days following the close of a fiscal quarter. OUI is then required to notify us of our share of the payments within 30 days after the end of a quarter when OUI received such milestone or royalty payments from AstraZeneca. If the required notifications are not made in accordance with the terms of the agreements, we may not be able to recognize revenue in the period in which it is earned.

In addition, the announcement of adverse events observed in individuals who receive Vaxzevria and any negative impact on the perceptions of Vaxzevria safety may reduce sales of the vaccine and therefore the potential payments that we would receive from royalties paid on net sales of Vaxzevria. Further, if Vaxzevria is found to be less effective against certain variants of COVID-19, then that may also reduce sales of the vaccine. Any association of Vaxzevria with adverse events, or the perception of such association, or any findings that Vaxzevria is less effective against certain variants of COVID-19, may prevent or reduce sales of Vaxzevria and therefore the potential payments that we may receive from net sales of the vaccine, and may otherwise adversely impact the development of, and our ability to commercialize, any of our product candidates.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2022 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

During the three months ended March 31, 2022, we issued to certain of our employees and advisors, options to purchase an aggregate of 1,632,922 ordinary shares at an average exercise price of $11.24 per share.

Use of Proceeds from Initial Public Offering

On May 4, 2021, we completed our initial public offering, or the IPO, of 6,500,000 ADSs at a price of $17.00 per ADS for an aggregate offering price of approximately $110.5 million. Morgan Stanley & Co., Jefferies LLC, Barclays Capital Inc., William Blair & Company, L.L.C. and H.C. Wainwright & Co., LLC served as the underwriters of the IPO. The offer and sale of all of the ADSs in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-255158), which became effective on April 29, 2021.

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

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Description
4.1	Form of Deposit Agreement (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021)
4.2	Form of American Depositary Receipt (included in Exhibit 4.1)
10.1*	Registration Rights Agreement, dated March 28, 2022, by and among Vaccitech plc and Benjamin Eisler, as the Securityholder Agent
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
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

VACCITECH PLC

Date: May 11, 2022	By:	/s/ William Enright
William Enright
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Georgy Egorov
Georgy Egorov
Chief Financial Officer (Principal Financial
and Accounting Officer)