Form 10-Q
period 2022-06-30
Vaccitech plc
filed 2022-08-09
CIK 1828185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-40367

VACCITECH PLC

(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Unit 6-10, Zeus Building Rutherford Avenue, Harwell, Didcot, United Kingdom	OX11 0DF
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0) 1865 818 808

The Schrödinger Building, Heatley Road, The Oxford Science Park, Oxford OX4 4GE, United Kingdom

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 8, 2022, the registrant had 37,216,162 ordinary shares, nominal value £0.000025 per share, outstanding.

We own various trademark registrations and applications, and unregistered trademarks, including our name, our corporate logo and technologies acquired as part of our acquisition of Avidea Technologies, Inc. in December 2021. We have an exclusive license to use and display the Vaccitech registered trademark in order to commercialize Vaccitech in the United Kingdom. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

From time to time, we may use our website, our Twitter account at @Vaccitechplc and our LinkedIn account at linkedin.com/company/Vaccitech-plc to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.vaccitech.co.uk. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Twitter posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Quarterly Report.

i

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

VACCITECH PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,		December 31,
	2022		2021
ASSETS
Current assets:
Cash and cash equivalents	$192,327		$214,054
Accounts receivable	—		20
Accounts receivable - related parties	17,048		—
Research and development incentives receivable	5,217		6,229
Prepaid expenses and other current assets	11,699		6,462
Total current assets	226,291		226,765
Goodwill	12,630		12,630
Property and equipment, net	7,044		1,829
Intangible assets, net	29,850		31,430
Right of use assets, net	8,339		7,257
Other assets	902		804
Total assets	$285,056		$280,715

LIABILITIES AND SHARESHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,475		$2,419
Accrued expenses and other current liabilities	7,256		7,875
Deferred revenue	136		182
Current portion of operating lease liability	299		523
Debt	—		159
Total current liabilities	12,166		11,158
Operating lease liability – non current	8,314		6,540
Contingent consideration	2,727		2,371
Deferred tax liability, net	6,306		8,084
Other non-current liabilities	776		—
Total liabilities	$30,289		$28,153
Commitments and contingencies (Note 15)
Shareholders’ equity:
Ordinary shares, £0.000025 nominal value; 37,216,162 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 37,188,730)	1		1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 63,443)	86		86
Deferred B shares, £0.01 nominal value; 570,987 shares authorized, issued and outstanding (December 31, 2021:authorized, issued and outstanding: 570,987)	8		8
Deferred C shares, £0.000007 nominal value, 27,828,231 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 27,828,231)	0	[1]	0	[1]
Additional paid-in capital	375,835		369,103
Accumulated deficit	(90,296)		(108,585)
Accumulated other comprehensive loss – foreign currency translation adjustments	(31,233)		(8,488)
Total shareholders’ equity attributable to Vaccitech plc shareholders’	254,401		252,125
Noncontrolling interest	366		437
Total shareholders’ equity	$254,767		$252,562
Total liabilities and shareholders’ equity	$285,056		$280,715

1 indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
License revenue (1)	$17,063	$16	$32,072	$32
Service revenue	—	—	—	21
Research grants and contracts	—	19	9	197
Total revenue	17,063	35	32,081	250
Operating expenses
Research and development	9,720	4,509	20,421	9,119
General and administrative	(6,445)	12,371	(2,782)	14,148
Total operating expenses	3,275	16,880	17,639	23,267
Income/(loss) from operations	13,788	(16,845)	14,442	(23,017)
Other income (expense):
Change in fair value of derivatives embedded in convertible loan notes	—	—	—	5,994
Change in fair value of contingent consideration	(626)	—	(626)	—
Unrealized exchange gain on convertible loan notes	—	—	—	209
Loss on extinguishment of convertible loan notes	—	—	—	(13,789)
Interest income	669	—	752	2
Interest expense	66	—	(8)	(2,650)
Research and development incentives	826	875	1,874	1,830
Other	51	(3)	51	(3)
Total other (expense) income	986	872	2,043	(8,407)
Tax benefit /(expense)	915	(12)	1,778	53
Net Income/(loss)	15,689	(15,985)	18,263	(31,371)
Net loss attributable to noncontrolling interest	4	58	26	176
Net income/(loss) attributable to Vaccitech plc shareholders	15,693	(15,927)	18,289	(31,195)

Weighted-average ordinary shares outstanding, basic	37,202,600	24,897,665	37,196,843	16,523,961
Weighted-average ordinary shares outstanding, diluted	38,174,426	24,897,665	38,260,579	16,523,961
Net income (loss) per share attributable to ordinary shareholders, basic	$0.42	$(0.64)	$0.49	$(1.89)
Net income (loss) per share attributable to ordinary shareholders, diluted	$0.41	$(0.64)	$0.48	$(1.89)

Net Income/(Loss)	$15,689	$(15,985)	$18,263	$(31,371)
Other comprehensive (loss)/income – foreign currency translation adjustments	(16,807)	86	(22,790)	(1,330)
Comprehensive loss	(1,118)	(15,899)	(4,527)	(32,701)
Comprehensive loss attributable to noncontrolling interest	34	55	71	169
Comprehensive loss attributable to Vaccitech plc shareholders	$(1,084)	$(15,844)	$(4,456)	$(32,532)

(1) Includes license revenue from related parties for the 3 and 6 month period ended June 30, 2022 of $17.1 million and $32.1 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Six months ended June 30, 2022
														Accumulated
											Additional			Other		Total
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-		Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital		Deficit	Loss	Interest	Equity
Balance, January 1, 2022	37,188,730	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$369,103		$(108,585)	$(8,488)	$437	$252,562
Share based compensation	—	—		—	—	—	—	—	—		3,984		—	—	—	3,984
Issue of ordinary shares	4,637	0	[1]	—	—	—	—	—	—		0	[1]	—	—	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(5,968)	(15)	(5,983)
Net income	—	—		—	—	—	—	—	—		—		2,596	—	(22)	2,574
Balance, March 31, 2022	37,193,367	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$373,087		$(105,989)	$(14,456)	$400	$253,137
Share based compensation	—	—		—	—	—	—	—	—		2,748		—	—	—	2,748
Issue of ordinary shares	22,795	0	[1]	—	—	—	—	—	—		0	[1]	—	—	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(16,777)	(30)	(16,807)
Net income	—	—		—	—	—	—	—	—		—		15,693	—	(4)	15,689
Balance, June 30, 2022	37,216,162	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$375,835		$(90,296)	$(31,233)	$366	$254,767

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VACCITECH PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Six months ended June 30, 2021
	Series A Redeemable		Series B Redeemable														Accumulated
	Convertible Preferred		Convertible Preferred												Additional		Other		Total
	Shares		Shares		Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital	Deficit	Loss	Interest	(deficit)/Equity
Balance, January 1, 2021	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	—	$—	7,960,458	$0	[1]	$21,660	$(57,720)	$(1,243)	$391	$(36,912)
Share based compensation	—	—	—	—	—	—		—	—	—	—	—	—		797	—	—	—	797
Issue of Series B shares, net of issuance costs	—	—	28,957	121,837	—	—		—	—	—	$—	—	$—		—	—	—	—	—
Series B Shares issued on conversion of convertible notes	—	—	12,421	53,721	—	—		—	—	—	—	—	—		—	—	—	—	—
Issue of Deferred A shares	—	(29)	—	(57)	—	—		63,443	86	—	—	—	—		—	—	—	—	86
Issue of ordinary shares	—	—	—	—	263,886	0	[1]	—	—	—	—	263,886	0	[1]	—	—	—	—	0	[1]
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	—	—		—	—	(1,420)	4	(1,416)
Net loss	—	—	—	—	—	—		—	—	—	—	—	—		—	(15,268)	—	(118)	(15,386)
Balance, March 31, 2021	22,065	$33,736	41,378	$175,501	8,224,344	$0	[1]	63,443	$86	—	$—	8,224,344	$0	[1]	$22,457	$(72,988)	$(2,663)	$277	$(52,831)
Share-based compensation	—	—	—	—	—	—		—	—	—	—	—	—		8,736	—	—	—	8,736
Initial public offering, net of underwriting discounts	—	—	—	—	6,500,000	0	[1]	—	—	—	—	—	—		102,765	—	—	—	102,765
Offering Cost	—	—	—	—	—	—		—	—	—	—	—	—		(2,394)	—	—	—	(2,394)
Conversion of Series A shares	(22,065)	(33,736)	—	—	6,818,085	0	[1]	—	—	198,585	3	6,818,085	0	[1]	33,733	—	—	—	33,736
Conversion of Series B shares	—	—	(41,378)	(175,501)	12,785,802	0	[1]	—	—	372,402	5	12,785,802	0	[1]	175,496	—	—	—	175,501
Issue of shares to non-controlling interest	—	—	—	—	—	—		—	—	—	—	—	—		—	—	—	296	296
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	—	—		—	—	83	3	86
Net loss	—	—	—	—	—	—		—	—	—	—	—	—		—	(15,927)	—	(58)	(15,985)
Balance, June 30, 2021	—	$—	—	$—	34,328,231	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$340,793	$(88,915)	$(2,580)	$518	$249,911

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended
	June 30, 2022		June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$18,263		$(31,371)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Share based compensation	6,732		9,533
Depreciation and amortization	1,958		196
Non-cash lease expenses	528		22
Change in fair value of derivatives embedded in convertible loan notes	—		(5,994)
Unrealized foreign exchange gain	(18,730)		—
Unrealized foreign exchange gain on convertible loan notes	—		(209)
Non-cash interest expense on convertible loan notes	—		813
Change in contingent consideration	626		—
Deferred tax benefit	(1,778)		(32)
Loss on extinguishment of convertible loan notes	—		13,789
Changes in operating assets and liabilities:
Accounts receivable (including related parties)	(17,028)		492
Prepaid expenses and other current assets	(6,020)		(7,176)
Research and development incentives receivable	388		(1,843)
Accounts payable	776		(1,547)
Accrued expenses and other current liabilities	(488)		766
Deferred revenue	(28)		(32)
Other assets	(171)		—
Net cash used in operating activities	$(14,972)		$(22,593)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,146)		(594)
Net cash used in investing activities	$(3,146)		$(594)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares and exercise of stock options	0	[1]	0	[1]
Repayment of debt	(159)		—
Initial public offering costs	—		(778)
Transaction costs for Series B shares	—		(3,402)
Proceeds from issue of Series B shares	—		125,239
Proceeds from issue of shares to noncontrolling interest	—		296
Proceeds from issuance of ordinary shares, net of underwriters fees	—		102,765
Net cash (used in)/provided by financing activities	$(159)		$224,120
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3,450)		(580)
Net (decrease) increase in cash and cash equivalents	(21,727)		200,353
Cash and cash equivalents, beginning of the period	214,054		43,266
Cash and cash equivalents, end of the period	$192,327		$243,619

Supplemental cash flow disclosures:
Cash paid for interest	$—		$1,844
Cash paid for income taxes	$—		$150
Non-Cash investing and financing activities
Capital expenditures included in accounts payable	$1,719		$10
ROU assets obtained in exchange for operating lease liabilities	$2,400		$—
Asset retirement obligation	$826		$—
Changes to right-of-use asset resulting from lease reassessment event	$(46)		$—
Issue of ordinary shares	$—		$0	[1]
Issue of deferred A shares	$—		$86
Issue of deferred B shares	$—		$8
Issue of deferred C shares	$—		$0	[1]
Issue of Series B shares	$—		$53,721

1 Indicates amounts less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Nature of Business and Basis of Presentation

Vaccitech plc (Vaccitech) is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Vaccitech is engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious disease and cancer. Vaccitech is headquartered in Harwell, Oxfordshire, United Kingdom. Vaccitech and its direct and indirect subsidiaries, Vaccitech (UK) Limited, Vaccitech Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Vaccitech North America Inc. and Vaccitech Italia S.R.L, are collectively referred to as the “Company”.

In connection with the initial public offering of American Depositary Shares (“ADSs”), in March 2021, Vaccitech completed a corporate reorganization wherein the shareholders of Vaccitech (UK) Limited (formerly Vaccitech Limited) exchanged each of their ordinary shares, Series A Shares and Series B Shares of the Company for the same quantity of ordinary shares, series A shares (“Vaccitech plc Series A Shares”) and series B shares (“Vaccitech plc Series B Shares”) in Vaccitech plc (resulting in the shareholders of the Company holding the same percentage and class of shares in Vaccitech plc (formerly Vaccitech Rx Limited) as they had in Vaccitech (UK) Limited (formerly Vaccitech Limited). The group reorganization under common control constitutes a change in reporting entity and has been given retrospective effect reflecting the net assets of Vaccitech (UK) Limited and its subsidiaries and Vaccitech plc at their historical carrying amounts. As a result of the reorganization these unaudited condensed consolidated financial statements have been presented for all periods as if Vaccitech plc was the holding company of the group. In addition, on April 4, 2022, a merger was effected between subsidiaries Vaccitech USA, Inc. and Vaccitech North America, Inc., with Vaccitech North America, Inc. being the surviving entity.

The Company operates in an environment of rapid technological change and substantial competition from pharmaceutical and biotechnology companies. The Company is subject to risks common to companies in the biopharmaceutical industry in a similar stage of its life cycle including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its vaccine product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of any of its products that are approved, and protection of proprietary technology. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant product sales. If the Company does not successfully commercialize any of its products or mitigate any of these other risks, it will be unable to generate revenue or achieve profitability.

Basis of presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

Certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2021. The condensed consolidated balance sheet at December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Unaudited Condensed Financial Information

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements Of Changes In Redeemable Convertible Preferred Shares and Shareholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities Exchange Commission (the “Annual Report”) on March 25, 2022. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2022, our results of operations for the three and six months ended June 30, 2022, and 2021, and our cash flows for the six months ended June 30, 2022, and 2021. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or any other interim periods.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2021 except as discussed below related to newly adopted accounting pronouncements.

Foreign currency translation

The Company’s reporting currency is the U.S. dollar. The functional currency of the parent and each subsidiary is the currency of the country and economic environment in which it is located. Assets and liabilities of each legal entity are first translated into pound sterling and then consolidated. The consolidated balances are then converted into U.S. dollars at period-end exchange rates. Revenues and expenses are translated into pound sterling, and then into U.S. dollars at average exchange rates for each reporting period. Translation adjustments are reflected as accumulated other comprehensive income within shareholders’ equity (deficit). Gains and losses on foreign currency transactions are included in the consolidated statement of operations and comprehensive loss. The aggregate, net foreign exchange gain or loss included in determining net income recognized in general and administrative expenses for the three and six months ended June 30, 2022, was a gain of $15,182 thousand and a gain of $20,451 thousand, respectively. The aggregate, net foreign exchange gain or loss included in determining net income recognized in general and administrative expenses for the three and six months ended June 30, 2021, was a loss of $370 thousand and a gain of $655 thousand, respectively.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, costs and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

We have experienced and expect to continue to experience disruptions as a result of the COVID-19 pandemic that could severely impact the Company’s clinical and pre-clinical development timelines for the Company’s clinical and pre-clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. In respect of the international situation in Ukraine, we have assessed the impact on the Company as minimal. We have no operations or suppliers based in Ukraine, Belarus, or Russia, and there is consequently no additional risk or negative impact on the unaudited condensed consolidated financial statements. We have no operations or suppliers based in Turkey, and therefore the Company is not impacted by the potential hyperinflationary environment in that country. As of the date of issuance of these unaudited

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the unaudited condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

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

3.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2022, and 2021 (in thousands, except number of shares):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income / (loss)	$15,689	$(15,985)	$18,263	$(31,371)
Net loss attributable to noncontrolling interest	4	58	26	176
Net income / (loss) attributable to Vaccitech shareholders	$15,693	$(15,927)	$18,289	$(31,195)
Denominator:
Weighted-average ordinary shares outstanding, basic	37,202,600	24,897,665	37,196,843	16,523,961
Effect of dilutive stock options	971,826	—	1,063,736	—
Weighted-average ordinary shares outstanding, diluted	38,174,426	24,897,665	38,260,579	16,523,961
Net income (loss) per share attributable to ordinary shareholders, basic	$0.42	$(0.64)	$0.49	$(1.89)
Net income (loss) per share attributable to ordinary shareholders, diluted	$0.41	$(0.64)	$0.48	$(1.89)

For the three and six month period ended June 30, 2022, 3,245,537 and 2,646,562 potential ordinary shares issuable for stock options, respectively, were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect.

For the three and six month period ended June 30, 2021, 2,909,685 and 2,320,586 potential ordinary shares issuable for stock options, respectively, were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect.

4.	Property and equipment, net

During the six months ended June 30, 2022, the Company's additions to property and equipment was $5,975 thousand which primarily related to leasehold improvements of the Company's corporate headquarters (Six months ended June 30, 2021: $604 thousand).

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2022	2021
Prepayments and accrued income	$9,944	$4,612
Value Added Tax receivable	1,025	705
Employee retention and payroll tax credit	53	150
Others	677	995
Total	$11,699	$6,462

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued manufacturing and clinical expenses	$2,687	$1,789
Accrued board of director compensation	9	91
Accrued bonus	984	1,333
Accrued payroll and employee benefits	891	1,072
Accrued professional fees	1,677	2,338
Accrued other	1,008	1,252
Total	$7,256	$7,875

7.	Series A preferred shares and Series B preferred shares

On March 15, 2021, the Company issued 28,957 Series B preferred shares (‘‘Series B Shares’’) amounting to $125,239 thousand and incurred transaction cost of $3,402 thousand.

On March 31, 2021, the Company subdivided each of the Series A shares and Series B shares (including the Series B shares issued on conversion of the convertible loan notes) into one share of the same class and one deferred A share with a nominal value of £1.00 per share.

On May 4, 2021, prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, all of the Series A Shares and Series B Shares were converted into 19,603,887 ordinary shares, 570,987 deferred B shares and 19,603,887 deferred C shares.

8.	Convertible loan notes

The Company recognized interest expense of $2,650 thousand and a change in fair value of $5,994 thousand in relation to the conversion and redemption features embedded in the convertible loan notes in the condensed consolidated statements of operations and comprehensive loss for the six month period ended June 30, 2021.

The Series B funding on March 15, 2021 constituted a qualified equity financing in accordance with the terms of the convertible loan notes. As a result, the convertible loan notes were converted on March 15, 2021, into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The conversion was accounted for as an extinguishment of the convertible loan notes. As a result, the 12,421 Series B preferred shares issued on conversion were recognized at the settlement-date fair value of the Series B shares ($53,721 thousand) and a loss of $13,789 thousand was recognized in earnings for the difference between (1) the fair value of those shares and (2) the sum of the carrying amounts of the convertible loan notes ($25,557 thousand) and the bifurcated conversion and redemption feature liability ($14,375 thousand).

9.	Ordinary Shares

On May 4, 2021, the Company closed its initial public offering (“IPO”) of 6,500,000 ADS representing 6,500,000 ordinary shares having a nominal value of £0.000025 per share, at a public offering price of $17.00 per share, for aggregate net proceeds of $102,765 thousand after deducting underwriting commissions of $7,735 thousand and incurred offering cost of $2,165 thousand.

All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of June 30, 2022:

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

10.	Deferred Shares

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

11.	Fair value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses, and contingent consideration. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their respective fair value due to the short-term nature and maturity of these instruments.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2022, the Company had a contingent consideration liability of $2,727 thousand related to the acquisition of Avidea Technologies, Inc. The fair value of the contingent consideration is a Level 3 valuation with the significant unobservable inputs being the probability of success of achievement of the milestone and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs.

For the six months ended June 30, 2021, the Company had an embedded derivative liability related to the conversion features, the cash redemption feature on maturity and the cash redemption feature upon an exit event that settles in noncash consideration embedded in convertible loan notes. The fair value of the embedded derivatives is a Level 3 valuation with the significant unobservable inputs being the probability of exercise of conversion and cash redemption features. Significant judgment is employed in determining the appropriateness of certain of these inputs.

The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning balance	2,371	$—	$2,371	$20,109
Change in fair value recognized in net income/(loss)	626	—	626	(5,994)
Settlement via conversion	—	—	—	(14,375)
Foreign exchange translation recognized in other comprehensive loss	(270)	—	(270)	260
Ending balance	2,727	$—	$2,727	$—

1 In the quarter ended March 31, 2022, change in fair value amounting to $143 thousand was recognized in interest expense which has been reclassified to Change in fair value of contingent consideration in the condensed consolidated statements of operations and comprehensive loss during the three months ended June 30, 2022.

12.Goodwill

During the first quarter of 2022, the Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization fell below the value of the net assets of the Company. Therefore, the Company performed an interim qualitative assessment as of March 31, 2022, and June 30, 2022, to determine whether it was more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. No additional qualitative indicators of impairment were identified during the three month period ended June 30, 2022. The Company will perform its annual goodwill impairment test as of November 30, 2022.

13.Share-Based Compensation

During the six month period ended June 30, 2022, in accordance with the terms of the Annual Increase of the Vaccitech plc Share Award Plan 2021, the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2022.

For the six months ended June 30, 2022, the Company granted 1,807,703 options to employees and directors with a weighted average grant date fair value of $3.72 and a weighted average exercise price of $10.59 per share. For the six months ended June 30, 2021, the Company granted 1,878,186 options to employees and directors with a weighted average grant date fair value of $10.91 and a weighted average exercise price of $13.70 per share of which 364,620 options were issued under the Enterprise Management Incentive Share Option Scheme which has been discontinued on adoption of the Vaccitech plc Share Award Plan 2021.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Six months ended
	June 30,
	2022	2021
Expected volatility	92.72%	110.9%
Expected term (years)	6.00	6.32
Risk-free interest rate	2.01%	1.1%
Expected dividend yield	—%	—%

As of June 30, 2022, 4,944,406 options with a weighted average exercise price of $9.37 were outstanding. As of June 30, 2022, there was $11,464 thousand unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.24 years.

No Restricted Stock Units (“RSUs”) were issued in the six months ended June 30, 2022, and there were no RSUs outstanding during the period ended June 30, 2022. During the three months and six months ended June 30, 2021, 514,923 restricted stock units with a performance condition linked to the IPO resolution date vested on occurrence of the IPO resulting in $5,760 thousand recognized as compensation cost.

Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$688	$642	$1,530	$961
General and administrative	2,060	8,094	5,202	8,572
Total	$2,748	$8,736	$6,732	$9,533

14.	Contract Assets and Liabilities

The Company discloses Accounts receivable separately in the Condensed Consolidated Balance Sheets at the net amount expected to be collected. Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. As of June 30, 2022, the Company did not have any contract assets.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract and are disclosed as deferred revenue separately in the Condensed Consolidated Balance Sheets. The Company’s contract liabilities arise when payment is received upfront for various multi-period extended license and service arrangements.

Changes in the contract liabilities during the period are as follows:

June 30, 2022
Balance as of December 31, 2021	$(182)
Revenue recognized related to contract liability balance	29
Foreign exchange translation	17
Balance as of June 30, 2022	$(136)

Revenue recognized related to the contract liability for the three and six months ended June 30, 2022, was $14 thousand and $29 thousand respectively. Revenue recognized related to the contract liability balance for the three and six months ended June 30, 2021, was $16 thousand and $32 thousand respectively.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months and six months ended June 30, 2022, the Company recognized revenue of $17,050 thousand and $32,043 thousand respectively (three months and six months ended June 30, 2021: $Nil and $Nil respectively) in relation to the Amendment, Assignment and Revenue Sharing Agreement (“License Agreement Amendment”) with Oxford University Innovation Limited entered into in April 2020, which vested and assigned all intellectual property rights in relation to any ChAdOx1 or ChAdOx2 vector-based vaccine in the field of SARS-CoV2 to Oxford University Innovation Limited.

15.	Commitments and Contingencies

In-License Agreements

The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, human papillomavirus, hepatitis B virus and middle east respiratory syndrome. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made any material payments under these license agreements during the periods ended June 30, 2022, and June 30, 2021.

Operating Leases

The Company leases certain laboratory and office space under operating leases, which are described below.

The Oxford Science Park, Oxford

The Company leases an office and laboratory space from a related party in Oxford, England under an operating lease with a contractual term expiring in 2028. The lease does not contain renewal terms. Variable payments include amounts due to the lessor for additional services and cost reimbursements. On February 1, 2022 the Company gave notice to terminate The Oxford Science Park lease. The lease was terminated on July 31, 2022, and the Company has relocated its corporate headquarters to The Harwell Science and Innovation Campus, Oxfordshire.

The Harwell Science and Innovation Campus, Oxfordshire

On September 3, 2021, the Company entered into a lease agreement for the lease of approximately 31,000 square feet in Harwell, Oxfordshire which expires in September 2031. The property is the Company’s corporate headquarters. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date, being the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company has provided the lessor with a refundable security deposit of $649 thousand (£534 thousand) which is included in Other assets.

Germantown, Maryland

On June 14, 2022, the Company entered into a lease agreement for lease of approximately 19,700 square feet in Germantown, Maryland. The site will house the Company’s, state-of-the-art wet laboratory in the United States of America. The lease expires on February 28, 2034, with the Company having a single right to extend for an additional five years on same terms and conditions other than for the base rent. The Company has a rent-free period up to February 29, 2024, and is entitled to up to $3,446 thousand for

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

leasehold improvements to the premises desired by the Company. The Company has provided the lessor with a refundable security deposit of $192 thousand which is included in Other assets.

The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Right-of-use asset	$8,339	$7,257
Operating lease liability, current	299	523
Operating lease liability, noncurrent	8,314	6,540
Weighted average remaining lease term (years)	9.89	9.45
Weighted average discount rate	7.6%	7.9%

Other information

	Six months ended June 30,
	2022	2021
Operating cash flows from operating leases	$643	$81

For the three months and six months ended June 30, 2022, the Company recorded $103 thousand and $204 thousand respectively in short-term lease expense. No short-term lease expense was incurred for the three months and six months ended June 30, 2021.

During the three months and six months ended June 30, 2022, the Company recorded $573 thousand and $1,079 thousand respectively (three months and six months ended June 30, 2021: $97 thousand and $189 thousand respectively) in operating lease costs (including short-term lease expense and variable lease costs).

Future annual minimum lease payments under operating leases as of June 30, 2022, were as follows (in thousands):

Remainder of 2022	$(1,273)
2023	(1,574)
2024	1,734
2025	1,885
2026	1,909
Thereafter	11,756
Total minimum lease payments	$14,437
Less: imputed interest	(5,824)
Total operating lease liability	$8,613

During the current period, the Company recognized an asset retirement obligation (“ARO”) for leasehold improvements in relation to the Harwell Science and Innovation Campus premises where in accordance with the terms of the lease, the Company must restore part of the building upon vacating the premises. The ARO liability totaled $776 thousand and $Nil as of June 30, 2022, and December 31, 2021, respectively and is included in other non-current liabilities on the Condensed Consolidated Balance Sheets.

Other contingencies

The Company is a party in various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.Related Party Transactions

During the three months and six months ended June 30, 2022, the Company paid $109 thousand and $54 thousand (after offsetting lease costs for laboratory and office space in Oxford of $74 thousand against a refund of $129 thousand) respectively (three months and six months ended June 30, 2021: $86 thousand and $126 thousand respectively) to its shareholder, Oxford Science Enterprises plc, mostly related to the lease of a laboratory and office space in Oxford. As of June 30, 2022, the Company has a receivable of $143 thousand (December 31, 2021: payable of $32 thousand) from Oxford Science Enterprises plc, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

During the three months and six months ended June 30, 2022, the Company incurred expenses of $191 thousand and $217 thousand respectively (three months and six months ended June 31, 2021: $0 thousand and $19 thousand respectively) to its shareholder, the University of Oxford, related to clinical study costs. As of June 30, 2022, the Company owed $Nil (December 31, 2021: $Nil thousand) to University of Oxford.

During the three months and six months ended June 30, 2022, the Company incurred expenses of $68 thousand and $261 thousand respectively (three months and six months ended June 30, 2021: $24 thousand and $141 thousand respectively), and recognized license revenue of $17,050 thousand and $32,043 thousand respectively (three months and six months ended June 30, 2021: $Nil) from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company's shareholder, the University of Oxford. As of June 30, 2022, the Company was owed $17,048 thousand (December 31, 2021: $21 thousand) by Oxford University Innovation Limited.

During the three months and six months ended June 30, 2022, the Company incurred expenses of $Nil and $1 thousand respectively (three months and six months ended June 30, 2021: $16 thousand and $49 thousand respectively) to its shareholder, the Oxford University Hospitals, related to clinical study costs. As of June 30, 2022, the Company owed $Nil (December 31, 2021: $Nil) to Oxford University Hospitals.

There were no convertible loans outstanding during the three months and six months period ended June 30, 2022. During the three months and six months ended June 30, 2021, the interest on convertible loans issued to Oxford Science Enterprises plc and the University of Oxford, shareholders of the Company, was $Nil thousand and $429 thousand. There were no convertible loans outstanding as of June 30, 2022, and December 31, 2021.

There were no Series B Shares issued or outstanding during the three months and six months period ended June 30, 2022. On March 15, 2021, Oxford Sciences Enterprises plc subscribed to 3,468 Series B Shares in an amount of $14,999 thousand. The Company also recognized a loss of $2,125 thousand on the conversion of the convertible loan notes into 2,008 Series B Shares. On May 4, 2021, prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, the Series B Shares were converted into 1,692,084 ordinary shares. As of June 30, 2022, and December 31, 2021, there were no Series B Shares outstanding.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious diseases, cancer, and autoimmunity. We aim to treat and prevent infectious diseases and cancer by using our proprietary platforms to develop product candidates that stimulate powerful, targeted immune responses against pathogens, infected cells, and tumor cells. We design these product candidates to stimulate immune responses that are robust, highly specific, and are differentiated by the magnitude of the T cell populations induced, which exhibit critical functionality and durability. In the field of autoimmunity, we use our proprietary platform to develop product candidates that are designed to induce regulatory T cells to suppress specific immune responses and prevent/reverse autoimmunity. We are focused on applying our platform capabilities and the expertise of our team to address significant unmet medical needs in two settings - the therapeutic setting, for the treatment of chronic infectious diseases, cancer, and autoimmunity and the prophylactic setting, for the prevention of infectious diseases, based on our platform’s ability to respond rapidly to epidemic and pandemic threats.

We have a broad pipeline of both clinical and preclinical stage therapeutic and prophylactic programs. Our current therapeutic programs include VTP-300 for the treatment of chronic hepatitis B infection, or CHB, VTP-200 for the treatment of human papilloma virus infection, or HPV, VTP-850 for the treatment of prostate cancer, VTP-600 for the treatment of non-small cell lung cancer, or NSCLC, VTP-1000 for treatment of celiac disease, and VTP-1100 for treatment of HPV-associated cancers. The latter two programs are designed to utilize our SNAPvax platform. Our current prophylactic programs include VTP-400 for the prevention of herpes zoster, or shingles, and VTP-500 for the prevention of Middle East respiratory syndrome, or MERS. In addition, we co-invented a COVID-19 vaccine candidate with the University of Oxford, the rights in which we assigned to Oxford University Innovation, or OUI, to facilitate the license of those rights by OUI to AstraZeneca UK Limited, or AstraZeneca. The vaccine, formerly referred to as AZD1222, is now authorized for use under the marketing name Vaxzevria in a number of countries. AstraZeneca has exclusive worldwide rights to develop and commercialize Vaxzevria.

On May 4, 2021, we completed our initial public offering, or IPO, pursuant to which we issued and sold 6,500,000 American Depository Shares, or ADSs, at a public offering price of $17.00 per ADS, resulting in net proceeds of $102.8 million, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we funded our operations primarily from private placements of our ordinary and preferred shares, private placements of loan notes convertible into ordinary shares, as well as from grants and licensing agreements, research tax credit payments, investments from non-controlling interest, a $2.4 million upfront payment from OUI in July 2020 in connection with the Amendment, Assignment and Revenue Share Agreement, or the OUI License Agreement Amendment, related to the licensing of the COVID-19 vaccine, Vaxzevria. We do not expect to generate revenue from any of our own product candidates, excluding Vaxzevria, until we obtain regulatory authorization for one or more of such product candidates, if at all, and commercialize our products, or we enter into out-licensing agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development activities and from general and administrative costs associated with our operations.

On March 28, 2022, pursuant to the OUI License Agreement Amendment, we were notified of the commencement of payments, arising from AstraZeneca’s commercial sales of Vaxzevria. Under the terms of an exclusive worldwide license agreement between OUI and AstraZeneca, we understand OUI is entitled to milestone payments and royalties on commercial sales of Vaxzevria that began after the pandemic period. As part of the assignment from us to OUI, we are entitled to receive approximately 24% of payments received by OUI from AstraZeneca. Our share of payments in the first and second quarters of 2022 amounted to approximately $15.0 million and $17.1 million, respectively, representing the amounts we have been notified of as due by OUI to date. Because of the limited history of receipts and the lack of visibility we have of the arrangements between AstraZeneca and OUI, we continue to fully constrain any revenue beyond the amounts that we have been notified of by OUI to date. There is, however, no guarantee that such payments will continue in the future and, if they do, that we will be notified of such payments in a timely manner. If we do not receive notification of our share of the payments in a timely manner, we may not be able to recognize the payments as revenue in the quarter they are earned.

We have incurred net losses each year since inception through to December 31, 2021. For the six months ended June 30, 2022, we generated net income of $18.3 million. For the six months ended June 30, 2021, we incurred net losses of $31.4 million. As of June 30, 2022, we had an accumulated deficit of $90.3 million and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

At this time, we cannot reasonably estimate, or know the nature, timing and estimated costs of all of the efforts that will be necessary to complete the development of any of our product candidates that we develop through our programs. We are also unable to predict when, if ever, material net cash inflows will commence from sales of product candidates we develop, if at all. This is due to the numerous risks and uncertainties associated with developing product candidates to approval and commercialization, including the uncertainty of:

●	successful completion of preclinical studies and clinical trials;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;
●	successful and timely enrollment and completion of clinical trials;
●	data from our clinical program supporting approvable and commercially acceptable risk/benefit profiles for our product candidates in the intended populations;
●	receipt and maintenance of necessary regulatory and marketing approvals from applicable regulatory authorities, in the light of the commercial environment then existent;
●	availability and successful procurement of raw materials required to manufacture our products for clinical trials, scale-up of our manufacturing processes and formulation of our product candidates for later stages of development and commercial production;
●	establishing either our own manufacturing capabilities or satisfactory agreements with third-party manufacturers for clinical supply for later stages of development and commercial manufacturing;
●	entry into collaborations where appropriate to further the development of our product candidates;
●	obtaining and maintaining intellectual property and trade secret protection or regulatory exclusivity for our product candidates as well as qualifying for, maintaining, enforcing and defending such intellectual property rights and claims;
●	successfully launching or assisting with the launch of commercial sales of our product candidates following approval;
●	acceptance of each product’s benefits and uses by patients, the medical community and third-party payors following approval;
●	the prevalence and severity of any adverse events experienced with our product candidates in development;
●	establishing and maintaining a continued acceptable safety profile of the product candidates following approval;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors if necessary or desirable; and
●	effectively competing with other therapies.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and/or timing associated with the development of that product candidate or could prevent continuation of that program being in the company’s interests. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we might be required to expend significant additional financial resources and time on the completion of clinical development. In some circumstances, such as the emergence of a significantly more effective therapy from a competitor, it may be appropriate to discontinue a product candidate program. We expect that our cash balance as of June 30, 2022 will enable us to fund our operating expenses and capital requirements into the fourth quarter of 2024.

Recent Developments

VTP-300: An Immunotherapeutic Targeting Chronic HBV Infection

In May 2022, we completed the last patient visit in our HBV001 Phase 1 clinical trial in the United Kingdom. Two types of participants were enrolled: healthy participants and participants with CHB infection whose infection has been suppressed with oral antiviral therapies. The primary objective of the HBV001 trial is to evaluate the safety and tolerability of different doses of a single vaccination of ChAdOx1-HBV. In addition, the secondary objectives are to determine the immunogenicity of ChAdOx1-HBV and to determine the effect of ChAdOx1-HBV on the level of HBsAg in the participants with CHB infection. All cohorts of healthy volunteers and patients with chronic hepatitis B (CHB) have completed treatment and follow up. No serious adverse events have been reported.

We have used genotype C HBV antigen sequences in our VTP-300 vectors to target the most prevalent CHB genotype. However, we believe VTP-300 may induce cross-reactive T cell responses with other prevalent genotypes. Therefore, we also aim to determine if the T cell responses induced by the ChAdOx1-HBV viral vector used in this trial can potentially cross-react with other common HBV genotypes. The criteria for CHB patients to be enrolled in this trial were (i) infection that has been suppressed with oral antiviral medication (HBV DNA < 40 copies/mL) and (ii) relatively low levels of cccDNA markers (HbsAg < 10,000 IU/ml). As higher levels of CD8+ T cell induction are likely to occur in healthy controls, these samples are utilized to map the responses induced by VTP-300, to reactivity with peptides, representing consensus sequences from genotypes B and D, which are more common in both the United States and Europe.

In addition, we are conducting a Phase 1b/2a clinical trial, HBV002, to evaluate the safety and reactogenicity of VTP-300 with or without an anti-PD-1 in CHB patients whose infection has been suppressed with oral antiviral medication. HBV002 enrollment was completed in May 2022.

In the HBV002 trial, we enrolled CHB patients in four treatment groups. The primary objective of this trial is to determine the safety and reactogenicity of the following in participants with CHB infection and virally suppressed with oral antiviral medication: 1. MVA-HBV (prime-boost); 2. ChAdOx1-HBV and MVA-HBV (prime-boost); 3 and 4 ChAdOx1-HBV and MVA-HBV and nivolumab (prime-boost + anti-PD-1). The secondary objectives are to evaluate immunogenicity, anti-PD-1 blockade timing, and the effect on the levels of hepatitis B markers, including HbsAg, hepatitis B surface antibody seroconversion, hepatitis B DNA, HbeAg, in CHB patients. The majority of the patients were recruited in Taiwan and South Korea and these territories were selected due to the high prevalence of HBV genotype C virus in Asia. Patients were also enrolled in the United Kingdom.

In participants already immunologically primed by prior infection, it is possible that natural priming may eliminate the need for the prime-boost regimen, as was noted in human trials using the ChAdOx1 and MVA vector for influenza, in which all participants had pre-existing T cell responses induced by natural infection. Hence, group 1 of the HBV002 trial was designed to compare MVA-HBV given twice with the ChAdOx1-HBV plus MVA-HBV heterologous approach used in group 2. We expected that the regimen given to group 2 would be more immunogenic and planned to further explore this prime/boost regimen in groups 3 and 4. The dosing regimen was ChAdOx1-HBV (day 0) and MVA-HBV and low-dose nivolumab (day 28) for group 3 and ChAdOx1-HBV and low-dose nivolumab (day 0) and MVA-HBV and low-dose nivolumab (day 28) for group 4.

In the cancer field, the use of the anti-PD-1 prior to vaccination has been reported to result in diminished T cell responses as compared to later administration. Whether the anti-PD-1 can be given simultaneously with the priming dose, or should follow it, is yet to be determined. Thus, in this protocol, we evaluated both regimens. Group 3 employed the low dose nivolumab given only at the boost, whereas group 4 administered the nivolumab at both the prime and the boost dose. Nivolumab has been used safely in earlier immunotherapy trials at 1/10 the licensed dose for oncology indications and has been shown to give full peripheral blood T cell receptor occupancy for up to over one month.

An interim analysis of HBV002 was conducted in November 2021, after which the protocol was amended to stop enrollment in two cohorts: those receiving MVA prime and boost, group 1, and those receiving VTP-300 with low dose nivolumab administered with both the ChAdOx1 prime and the MVA booster dose, group 4. Enrollment continued in the cohort receiving VTP-300 as a monotherapy and the cohort receiving VTP-300 with a single low dose of nivolumab administered with the MVA booster dose.

We believe that the interim analysis from the HBV002 Phase 1b/2a suggests that VTP-300 could become part of a regimen that can attain a functional cure. We plan to open HBV003, a Phase 2b clinical trial to explore the optimal regimen, in the fourth quarter of 2022. Although VTP-300 encodes genotype C antigens, many of these peptides are also expressed by other HBV genotypes. If data indicate that VTP-300 may be capable of inducing responses to non-genotype C HBVs, then we will aim to demonstrate activity against non-genotype C infected patients. We will also plan to evaluate additional combination regimens, such as next-generation modalities including RNA interference molecules, and may evaluate further potential collaboration partnerships. We may also evaluate VTP-300 in a trial in mainland China.

EASL Poster and Update to Interim Analysis of Safety and Efficacy Data from HBV002 Study

On June 22, 2022, we announced an update to the interim analysis of safety and efficacy data from the HBV002 study (NCT04778904), which was presented as a poster at the 2022 EASL International Liver CongressTM. The updated analysis, which included 39 patients with three-months of follow up, shows that VTP-300 as a monotherapy or in combination with low-dose nivolumab was administered with no treatment-related serious adverse events and two patients with mild, rapidly resolving transaminitis. Meaningful and durable reductions of HbsAg were seen in some patients who received VTP-300 as either a monotherapy or in combination with a single low dose of nivolumab at the booster dose. Declines were most prominent in patients with lower baseline HbsAg at the time of enrollment. In all patients who had a HbsAg decline greater than 0.5 log10, the reductions of HbsAg were durable until the last measurement (up to eight months after the last dose). A robust T cell response against all encoded antigens, measured by overnight stimulation, was observed following VTP-300 administration, notable for marked CD8+ T cell predominance. Enrollment in the HBV002 study is complete with 55 patients enrolled. An updated interim analysis for all patients at the six-month follow-up timepoint is expected at the end of 2022.

Future Development

The Company plans to open a Phase 2b clinical trial of VTP-300 (NCT05343481) to explore the timing of low dose nivolumab and additional doses of the MVA boost component of VTP-300 in the fourth quarter of 2022. In addition, a trial that uses a lead-in of the Arbutus siRNA Ab729, followed by a blinded randomization to either placebo or VTP-300, is now underway with a planned enrollment of 20 patients per arm (placebo vs VTP-300 after the 6 month siRNA lead-in). The trial also plans a prospective, well-defined, nucleotide discontinuation protocol for those patients who reach substantial reduction in the level of hepatitis B surface antigen.

VTP-200: Developing a Potential Non-Invasive Treatment for Persistent High-Risk HPV

Enrollment in our Phase 1b/2 clinical trial of VTP-200, HPV001 (NCT04607850), is ongoing. We expect initial data from a pre-planned interim analysis of this trial in the first quarter of 2023 when 60 of the patients in the main phase of the trial have reached the six-month evaluation timepoint.

Preclinical Studies

Extensive preclinical studies were conducted using VTP-200, with resulting data showing that:

●	VTP-200 was well tolerated in preclinical toxicology studies; and
●	VTP-200 is highly immunogenic in inbred and outbred mice.

Toxicology Studies

In a GLP-compliant toxicology study, outbred mice were dosed with ChAdOx1-HPV and MVA-HPV at dose levels approximating the maximum anticipated clinical dose. Dosing resulted in an immune response, but with no significant toxicology findings.

Immunogenicity Studies

In preclinical immunogenicity studies, the HPV antigen was delivered by plasmid DNA, ChAdOx1 and MVA vectors in prime-boost regimens to inbred and outbred mice. ChAdOx1-HPV prime followed by MVA-HPV boost was shown to induce higher magnitude and more durable HPV-specific T cell responses than other regimens, as shown in the figure below. VTP-200-induced T cells were polyfunctional and persisted at high frequencies for at least six weeks.

Heterologous and Homologous Prime Boost Regimens in Inbred and Outbred Mice

In the preclinical immunogenicity studies, HPV-specific effector CD8+ T cells were detected in the cervix following systemic administration of ChAdOx1-HPV prime and followed by MVA-HPV boost and increased in frequency over time, indicating continued trafficking of T cells to the cervix. Finally, T cells specific for the HPV-encoded antigens were detected in women with current or past hrHPV infections, confirming the presence of immunogens relevant to natural immune control.

The MVA vector assessed in initial studies contains the HPV antigen at the thymidine kinase locus under the control of the p7.5 promoter. However, a more immunogenic MVA vector, which contains the HPV antigen under the control of the endogenous F11 promoter, was constructed. We determined that the T cell immunogenicity of the more immunogenic MVA promoter was superior to the MVA vector assessed in the initial preclinical studies and decided to use the next-generation vector in our clinical trials.

Clinical Development

Our HPV001 Phase 1b/2 clinical trial of VTP-200 is designed to assess the safety and efficacy of VTP-200 and determine the optimal immunotherapeutic dose regimen. We plan to enroll a total of 105 healthy women with low grade lesions who have had persistent high-risk HPV, or hrHPV, for at least six months. Patients with high-grade squamous intraepithelial lesions, or HSIL, or early cancer will be excluded. The trial is running in the United Kingdom and the European Union. We expect the initial interim data in the first quarter of 2023 when 60 of the patients in the main phase of the trial have reached the six-month evaluation timepoint. The diagram below provides an overview of the Phase 1b/2 clinical trial design.

The HPV001 Phase 1b/2 clinical trial is designed to identify an efficacious dose based on a joint response index of CD8+ T cell magnitude, CD4+T cell magnitude and CD4+ T cell avidity. The primary objective of the trial is to evaluate the safety and tolerability of ChAdOx1-HPV plus MVA-HPV when administered in a prime-boost regimen. The secondary objectives of the trial are to determine the optimal dose and to evaluate the efficacy of HPV001 on the clearance of hrHPV infection and on the cervical intraepithelial neoplasia, or CIN.

Future Development

Following the HPV001 Phase 1b/2 clinical trial, if successful, we intend to initiate further clinical trials of VTP-200, such as an expansion trial in patients with early grade CIN (squamous intraepithelial lesions, or LSIL) indication and additional trials in patients with more advanced CIN, vulval intraepithelial neoplasia, or VIN, and anal intraepithelial neoplasia, or AIN. We are in the early stages of collaborating on an NIH-funded trial to be conducted by the University of California San Francisco in more advanced CIN and AIN in human immunodeficiency virus, or HIV, positive patients, to be recruited in Mexico and Puerto Rico.

VTP-850: Our Next-Generation Immunotherapeutic Candidate for Prostate Cancer

We are developing our prostate cancer immunotherapy candidate, VTP-850, for prostate cancer. The product candidate will build upon the positive data from a Phase 1 and Phase 2 clinical trials of VTP-800, an earlier version of the product, sponsored by the University of Oxford. VTP-800 is composed of a heterologous prime-boost regimen with ChAdOx1 prime and MVA boost; both components encode 5T4, an antigen expressed by most prostate cancers. VTP-800 has been administered to patients with prostate cancer in two clinical trials sponsored by the University of Oxford. We are developing VTP-850 as our next-generation prostate cancer immunotherapeutic, with the goal of inducing a broader response by targeting additional antigens expressed by prostate cancer cells.

Current Development Status

We are developing VTP-850, our next-generation prostate cancer product candidate, to improve upon VTP-800. Both VTP-800 and VTP-850 are composed of a heterologous prime-boost regimen with ChAdOx1 prime and MVA boost; however, VTP-800 encodes only one antigen, 5T4, while VTP-850 encodes four antigens, including 5T4. We designed VTP-850 to induce a broader immune response by encoding multiple antigens to reduce the ability of cancer cells to evade the immune response by mutating or losing expression of any one antigen. The antigens we encode in VTP-850 are expressed in most prostate cancers but have little or no expression on healthy tissues other than prostate.

Clinical Development

Phase 1 and Phase 2 clinical trials of VTP-800 were sponsored and conducted by the University of Oxford in the United Kingdom. VANCE was a first-in-human, open-label, randomized, Phase 1 clinical trial designed to evaluate the safety and immunogenicity of heterologous prime-boost ChAdOx1-MVA administration as compared with homologous prime-boost with MVA alone, with and without low dose cyclophosphamide in localized prostate cancer. Thirty-nine patients with early stage localized, castration-sensitive prostate cancer were treated. Thirty-three patients received heterologous prime-boost with ChAdOx1-5T4 and MVA-5T4, while six patients received homologous prime-boost with MVA-5T4 alone. Patients received both regimens alone or with cyclophosphamide preconditioning. VTP-800 was generally well tolerated, with side effects of local injection site reaction and myalgia, which are consistent with those observed for these vectors in other clinical trials. There were no reported treatment-related serious adverse events.

It was also observed that 59% of participants had no detectable T cell response at baseline and developed a new 5T4-specific T cell response, as measured by an ex vivo gamma interferon ELISpot. Two patients had a baseline response, and the frequency of 5T4-specific T cells was increased following administration. The mean peak response of the 5T4-specific T cells in the responders was 198 cells per one million PBMCs, which is notable given that the 5T4 is a self-antigen. T cell infiltration into the resected prostate was also observed.

The figure below shows the 5T4-specific T cell responses to VTP-800. The peak response, expressed as the number of 5T4-specific T cells secreting IFN-γ per one million PBMCs, in each patient who mounted a 5T4-specific T cell response following administration was compared to the 5T4 response detected prior to the first dose. The bars represent medians.

T Cell Response in Patients

p=0.0003
SFC/10^6 PBMCs
1100
900
700
500
350
300
250
200
150
100
50
0
Baseline response
Peak response

ADVANCE was an open label, non-randomized Phase 2 clinical trial of VTP-800 in combination with anti-PD-1 checkpoint inhibitor, nivolumab, in 23 patients with metastatic prostate cancer. The primary objectives of the ADVANCE trial were to assess the safety and response rate of VTP-800 when administered in combination with nivolumab. The secondary objectives were to assess the immune responses in peripheral blood and to evaluate radiographic progression-free survival and overall survival. Patients received ChAdOx1-5T4 prime and MVA-5T4 boost one month later. Nivolumab was administered at months one, two and three. In most patients, VTP-800 was also given at months three and four. All patients received 2.5 x 1010 vp of ChAdOx1-5T4, 2.0 x 1010 pfu of MVA.5T4 and 480mg of nivolumab.

VTP-800 was generally well tolerated. The most common treatment emergent adverse events were bone pain, injection site pain, muscle pain, stomatitis, and constipation, and most were mild and grade 1 or 2. The only grade 3 adverse event was a chest infection, which was not related to study drug. There were no grade 4 or 5 treatment-related adverse events. Three of eight patients with measurable disease had partial tumor responses. Five of 23, or 22%, of patients had greater than 50% reduction of prostate specific antigen, or PSA, at any timepoint, as shown in the figure below.

PSA Reduction in Patients

Future Development

We are planning PCA001, a Phase 1/2 open-label clinical trial of VTP-850 in patients with rising PSA after definitive local therapy for prostate cancer, to begin in the second half of 2022. We plan to conduct the trial in several countries, including the United States. The trial will involve a Phase 1 dose finding stage with boost dose administered either intramuscularly or intravenously to determine the Phase 2 recommended dose and route of administration, followed by a two-stage expansion phase to evaluate immunogenicity and anti-tumor activity of VTP-850.

VTP-1100: Combination cancer immunotherapy for HPV16+ cancers

VTP-1100 is our first product leveraging the SNAPvaxTM platform technology – brought into Vaccitech following the acquisition of Avidea Technologies in December 2021 – that will enter clinical testing.

VTP-1100 differs from VTP-200 in composition and patient population targeted: VTP-1100 will use a configuration of SNAPvax that is designed to elicit antigen-specific CD8+ T cells against HPV16+ cancers, either when administered alone or when used in a potent heterologous prime-boost vaccine with the established ChAdOx1 platform. These regimens will be provided in combination with anti-

PD-1 (checkpoint inhibitor) to fully unleash the potential of the T cells for mediating tumor killing. Preclinical studies in mice have shown that the SNAPvax-ChAdOx prime-boost induces superior T cell responses as compared with single or dual agent therapies (see figure below).

Status and Future Development

VTP-1100 is currently in the preclinical stage with GMP manufacturing and pivotal IND-enabling studies underway. We recently concluded a pre-IND review with the FDA in July 2022, and based on the agency’s feedback expect to enter clinical testing in the first half of 2023.

VTP-1000: Antigen-specific tolerizing immunotherapy for celiac disease

Patients with celiac disease have an unwanted immune response against gluten proteins and can become severely ill following exposure to gluten found in various cereal grains, especially wheat.

VTP-1000 is a tolerizing immunotherapy that is designed to induce antigen-specific regulatory T cells (Tregs) that promote tolerance and suppress the unwanted immune response to gluten.

VTP-1000 is the second product based on the SNAPvaxTM platform, leveraging its plug-and-play modularity to induce an entirely different type of T cell compared to the configuration utilized in VTP-1100. VTP-1000 comprises multiple gluten antigens (representing the key epitopes linked to celiac disease) and an immunomodulator co-delivered in nanoparticles of precise size and composition that are optimized to target immune cells that prime and expand Tregs. While the SNAPvax tolerance vaccine is based on the same platform technology as the SNAPvax cancer vaccine enabling VTP-1100, an important distinction is that the tolerance vaccine includes an immunosuppressive immunomodulator that drives Tregs expansion and which prevents proinflammatory responses.

Status and Future Development

VTP-1000 is currently in the preclinical stage. Preclinical lead optimization studies were recently completed and the product is entering engineering manufacturing, which we expect will enable us to enter first-in-human testing in a dose-escalation and challenge study by end of 2023.

Vacccitech plans to include immune correlates analysis as part of the phase 1 study to provide an indication that the immunotherapy is inducing Tregs. Importantly, Vaccitech also intends to include a controlled gluten challenge in the phase 1 study (for example, see Goel G, et al. Science Advances (2019) Cytokine release and gastrointestinal symptoms after gluten challenge in celiac disease). This controlled gluten challenge is intended to provide an early biologic signal that VTP-1000 suppresses pathological inflammation.

As VTP-1000 is our first product directed towards the treatment of an inflammatory disease, demonstration of Treg induction and/or suppression of unwanted immune responses to gluten would pave the way for other therapies based on the SNAPvax tolerance vaccine platform, including those for allergies and other autoimmune indications.

Impact of the COVID-19 Pandemic

The ongoing spread of COVID-19, which we refer to as the COVID-19 pandemic, and the policies and regulations implemented by governments in response to the COVID-19 pandemic have had a significant impact, both directly and indirectly, on the global economy and our business and operations, including continuing disruption to our clinical trial activities. Of note, the initiation of our Phase 1 clinical trial for VTP-500, which was being conducted at the University of Oxford, was paused due to COVID-19, and subsequently resumed and was completed. In addition, the COVID-19 pandemic has had a negative effect on the operations of our third-party manufacturers and the supply chain for our product candidates and clinical trial materials, due to limitations on travel imposed or recommended by federal, state/provincial, or municipal governments, employers and others.

Our study protocols have been amended so that participants who have previously received Vaxzevria (or any other adenovirus-based vaccine) wait for a minimum of three months between their last adenovirus vaccine and injection with our immunotherapeutic product candidates to prevent prior vector immunity affecting the study.

In the VTP-200 program, the initiation of investigational sites for the Phase 1b/2 clinical trial (HPV001) across all countries was impacted by COVID-19. The United Kingdom was particularly affected as resources to support set up of trials not related to COVID-19 have been low across sites. Other pandemic related issues affecting recruitment included the mass vaccination programs and the adverse publicity early in the second quarter of 2021 around Vaxzevria. Participant recruitment was delayed, the last patient’s first visit is anticipated to be in the fourth quarter of 2022 with the last visit due by the end of 2023. Initial data is expected to be available in the first quarter of 2023.

For our Phase 1 (HBV001) clinical trial for VTP-300, recruitment of patients with Chronic Hepatitis B (CHB) in the United Kingdom was challenging, due to COVID-19 lockdowns. We completed recruitment for all cohorts in first quarter of 2022. For our Phase 1b/2a (HBV002) clinical trial for VTP-300, CHB patient recruitment was delayed in Taiwan, South Korea, and the United Kingdom due to the ongoing COVID-19 restrictions in those countries. Patient recruitment was also delayed in South Korea due to the roll out of Vaxzevria vaccine and vaccine hesitancy. Patient recruitment was completed in May 2022, an update to the interim efficacy data was announced on June 22, 2022 and additional efficacy data update is expected in the second half of 2022.

If the disruption due to the COVID-19 pandemic continues, our planned future preclinical and clinical development for our other product candidates could also be delayed due to government orders and site policies as a result of the pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, in most of 2020 and 2021, we mandated that our non-laboratory based employees, such as clinical, manufacturing, finance, administrative, quality, regulatory and program managers split their time between working from home and the office, being sure to adhere to COVID-19 working guidelines when on the office premises. In response to the challenges presented by the COVID-19 pandemic, we have adopted more flexible working arrangements, including hybrid location work policies. While having positive impact on staff retention, our increased reliance on personnel working from home may negatively impact productivity, increase the potential risks of data privacy or security breaches, or disrupt, delay, or otherwise adversely impact our business.

We continue to assess our business plans and the impact the COVID-19 pandemic is having on our ability to advance the development of our product candidates as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom we rely, or to raise financing to support the development of our ongoing product candidate development. No assurances can be given that this analysis will enable us to avoid part or all of any impact from the COVID-19 pandemic, including downturns in business sentiment generally or in our sector in particular. Additionally, as new variants arise, COVID-19 case counts have continued to rise significantly, which may further impact our ability to conduct our business. The impact of government regulations, vaccine adoption rates (including boosters), the effectiveness of vaccines, and the continuing economic effects of the pandemic and containment measures may also further adversely impact our business. We cannot currently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties on whom we rely or with whom we conduct business were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

Impact of the Ukraine Crisis

In respect of the international situation in Ukraine, we have assessed the impact on the Company as minimal. We have no operations or suppliers based in Ukraine, Belarus, or Russia, and there is consequently no additional risk or negative impact on the unaudited condensed consolidated financial statements.

Components of Our Operating Results

Revenue

To date, we have not generated any revenue from direct product sales and do not expect to do so in the near future, if at all. Most of our revenue to date has been derived from a research grant from the Biomedical Advanced Research and Development Authority, or BARDA, a research collaboration and license agreement with Enara Bio, and the OUI License Agreement Amendment with OUI relating to Vaxzevria.

In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. As a direct result of the OUI License Agreement Amendment, we received a payment of $2.4 million, of which we have recognized $2.4 million as revenue during the year ended December 31, 2020. In March 2022, we were notified of the commencement of payments relating to commercial sales of Vaxzevria. We therefore recognized revenue in the first and second quarters of 2022 that amounted to approximately $15.0 million and $17.1 million, respectively, representing the amounts we have been notified of as due by OUI to date. Because of the limited history of receipts and the lack of visibility we have of the arrangements between AstraZeneca and OUI, we continue to fully constrain any revenue beyond the amounts that we have been notified of by OUI to date.

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

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a new next-generation adenoviral vector, conducting preclinical studies, developing various manufacturing processes, and advancing clinical development of our programs including Phase 2 clinical trials for VTP-100, which we subsequently discontinued development of, as well as initiating the clinical trials for VTP-200, VTP-300, and VTP-600 and readying VTP-850 and VTP-500 for clinical trials. Research and development activities account for the major portion of our operating expenses, and we expect research and development expenses to increase in the future. Research and development costs are expensed as incurred. These costs include:

●	salaries, benefits, and other related costs, including share-based compensation, for personnel engaged in research and development functions;
●	expenses incurred in connection with the development of our programs including preclinical studies and clinical trials of our product candidates, under agreements with third parties, such as consultants, contractors, academic institutions and CROs;
●	the cost of manufacturing drug products for use in preclinical development and clinical trials, including under agreements with third parties, such as CMOs, consultants and contractors;
●	laboratory costs; and

●	leased facility costs, equipment depreciation and other expenses, which include direct and allocated expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, including share-based compensation, in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax, and legal services, rent expenses related to our offices, depreciation, foreign exchange gains and losses on our cash balances and other central non-research costs. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities in both the United Kingdom and United States and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs would normally increase as our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.

Other Income (Expense)

Change in Fair Value

For the three and six months ended June 30, 2022, we recognized a change in fair value in relation to the updated assumptions in the assessment of the contingent consideration fair value recognized from the acquisition of Avidea Technologies, Inc., or Avidea, on December 10, 2021. Significant judgment is used to determine the probability of success of achievement of the milestone and the date of the expected milestone.

We recognized a change in fair value in relation to the conversion and redemption features embedded in the convertible loan notes in the consolidated statements of operations and comprehensive loss for the six months ended June 30, 2021. We had an embedded derivative liability related to the conversion features, the cash redemption feature on maturity and the cash redemption feature upon an exit event that settles in noncash consideration embedded in convertible loan notes. The fair value of the embedded derivatives is a Level 3 valuation with the significant unobservable inputs being the probability of exercise of conversion and cash redemption features. Significant judgment is employed in determining the appropriateness of certain of these inputs.

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

Interest Income

Interest income results primarily from the interest earned on our short-term cash deposits and cash balances held by Vaccitech (UK) Limited in United States dollars.

Research and Development Incentives

Research and development incentives contain payments receivable from the United Kingdom government related to corporation tax relief on research and development projects incentive programs in the United Kingdom. We account for such relief received as other income.

The Company benefits from the United Kingdom research and development tax credit regime, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program.

Under the SME program, the Company is able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of up to 33.35% of such qualifying research and development expenditure. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects. Certain subcontracted qualifying research and development expenditures are eligible for a cash rebate of up to 21.67%. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.

The Company may not be able to continue to claim research and development tax credits under the SME program in the future because it may no longer qualify as a small or medium-sized company. In addition, the EU State Aid cap limits the total aid claimable in respect of a given project to €7.5 million which may impact the Company's ability to claim R&D tax credits in future. Further, the U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total Pay As You Earn, or PAYE, and National Insurance Contributions, or NICs, liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim.

Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue, expenses, accruals and prepayments for external manufacturing of clinical trial material as well as clinical study conduct, fair value of assets and liabilities, impairment of goodwill and intangible assets, and the fair value of ordinary shares and share-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

We believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Going Concern

The consolidated financial statements included elsewhere herein have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have financed our activities principally from the issuance of ordinary and preferred equity securities and convertible loan notes. We have experienced recurring losses since inception through to December 31, 2021, and expect to incur additional losses in the future in connection with research and development activities and general and administrative expenses. Our ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us.

We generated a net income of $18.3 million and used $15.0 million in cash to fund our operating activities during the six months ended June 30, 2022. During the six months ended June 30, 2021, we incurred a net loss of $31.4 million and used $22.6 million in cash to fund our operating activities. We had an accumulated deficit of $90.3 million as of June 30, 2022. As of June 30, 2022, we had $192.3 million in cash and cash equivalents mainly as a result of equity issuance and the IPO in 2021. Our management believes that we have sufficient cash to support our operations into the fourth quarter of 2024, without additional financing. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, we may be forced to delay, reduce, or eliminate some or all of our research and development programs and product portfolio expansion, which could adversely affect our operating results or business prospects. Although our management continues to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. After considering the uncertainties, management consider it is appropriate to continue to adopt the going concern basis in preparing the consolidated financial statements.

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

We review the terms of convertible loan notes and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Derivative financial instruments are initially measured at fair value, and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to consolidated statements of operations and comprehensive loss. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument exceed the total proceeds received an immediate charge to consolidated statements of operations and comprehensive loss is recognized in order to initially record the derivative instrument at fair value.

The discount from the face value of the convertible loan notes resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to consolidated statements of operations and comprehensive loss, using the effective interest method.

Embedded derivatives bifurcated are presented along with the host contract on the balance sheets.

The Series B funding on March 15, 2021 constituted a qualified equity financing in accordance with the terms of the convertible loan notes. As a result, the convertible loan notes were converted on March 15, 2021 into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price.

Recognition of Revenue from Contracts with Customers

In 2020, we entered into the OUI License Agreement Amendment with OUI to facilitate the license of our rights to the COVID-19 vaccine we co-invented with OUI to AstraZeneca, which is now known as Vaxzevria. Our performance obligations under the terms of this agreement are limited to the transfer of intellectual property rights (licenses and other rights). Payments by AstraZeneca to OUI under this agreement include an up-front payment, payments based upon the achievement of defined milestones, royalties on product sales, and may include payments of commercial and other milestones, if certain future conditions are met. We are entitled to receive approximately 24% of payments, including royalties and milestones, received by OUI from that license agreement with AstraZeneca as set out in the OUI License Agreement Amendment.

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

Amounts received by us as non-refundable upfront payments prior to satisfying the above revenue recognition criteria would be recorded as deferred revenue in our consolidated balance sheets. Such amounts would be recognized as revenue over the performance period of the respective services on a percent of completion basis for each of the obligations.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, share-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, manufacturing expenses and external costs of vendors engaged to conduct preclinical development activities and clinical trials as well as the cost of licensing technology. Advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are then expensed as the related goods are delivered or the services are performed. Research and development costs are accrued when the related services or goods are delivered ahead of being billed.

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

Share-based Compensation

We grant options and restricted shares to employees and directors and account for share-based compensation using a fair value method. All of these arrangements are settled in equity at a predetermined price and generally vest over a period of three years. All share options have a life of 10 years before expiration. To the extent such incentives are in the form of share options, up until the first quarter of 2021, the options may have been granted pursuant bilateral EMI option awards or unapproved option awards. The EMI option award agreements provide for the grant of potentially tax favored Enterprise Management Incentive, or EMI, options, to our United Kingdom employees and directors. Options issued pursuant to such agreements have an exercise price agreed with HM Revenue & Customs. On April 8, 2021, we adopted the Vaccitech plc Share Award Plan 2021 and the Vaccitech plc Non-Employee Sub-Plan which is a sub-plan of the Vaccitech plc Share Award Plan 2021. Under the terms of the Vaccitech plc Share Award Plan 2021, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights or restricted shares. Upon adoption of the Vaccitech plc Share Award Plan 2021, no further awards are granted pursuant bilateral EMI option awards or unapproved option awards.

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

The assumptions used in the Black-Scholes model to determine fair value for the share option grants during the six months ended June 30, 2022 and 2021 and were:

	Six months	Six months
	ended	ended
	June 30, 2022	June 30, 2021
Expected volatility	92.7%	110.9%
Expected term (years)	6.00	6.32
Risk-free interest rate	2.0%	1.1%
Expected dividend yield	0.0%	0.0%

For the six months ended June 30, 2022, 1,807,703 share options were granted and 1,878,186 share options were granted for the six months ended June 30, 2021.

Business Combinations

We acquired Avidea on December 10, 2021 and have accounted for the acquisition using the acquisition method of accounting. This required us to assess and make judgments as to whether the acquisition met the criteria of a business combination or an asset acquisition. In determining that the acquisition of Avidea met the criteria of a business combination we first used the “screen test” to assess whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. As the “screen test” was not met, as the identifiable assets were not substantially all of the fair value of the gross assets acquired, we then applied the “framework” for determining whether the acquired assets included at minimum, an input and substantive process that together significantly contribute to the ability to create output. We concluded that the framework criteria are met because the scientists make up an organized workforce that has the necessary skills, knowledge, or experience to perform processes that when applied to the developed technology (input) is critical to the ability undertake research and development of a product that can be provided to a customer. The more than-insignificant amount of goodwill (including the fair value associated with the workforce) was also an indicator that management considered in determining that the workforce is performing a critical process. We therefore determined the acquisition to meet the definition of a business combination.

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

We acquired Avidea for an up-front amount of $33.3 million, of which $12.2 million was payable in cash and $21.1 million in 2,163,694 of American Depositary Shares of the Company. In addition, Avidea’s stockholders may be entitled to receive an aggregate of up to $40 million in additional payments, payable in a mixture of cash and ADSs, upon the achievement of certain milestones. This contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date, and subsequently remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the condensed consolidated statements of operations and comprehensive loss. The fair value of contingent consideration is based on the probability of pursuit, the probability of success of the achievement of the milestone, the expected date of milestone achievement and applying the relevant discount rate.

Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.

Goodwill and Purchased Intangible Asset

We test goodwill for impairment at least annually on November 30, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We have elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. The goodwill of $12.6 million recognized to June 30, 2022 wholly relates to the acquisition of Avidea on December 10, 2021. During the first quarter of 2022, the Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization fell below the value of the net assets of the Company. Therefore, the Company performed an interim qualitative assessment as of March 31, 2022 and June 30, 2022 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. No additional qualitative indicators of impairment were identified during the three months period ended June 30, 2022. The Company will perform its annual goodwill impairment test as of November 30, 2022.

Our purchased intangible assets were recently acquired in connection with the Avidea business combination, and consist of developed technologies, notably SNAPvax. We have determined a useful life of 10 years and will amortize the developed technology over this period. If we were to identify an impairment indicator in the future, we may conclude that the carrying value of the intangible asset is not recoverable within the remaining useful life of the asset and recognize a non-cash impairment charge. An impairment of this asset could have a material impact on our results of operations.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three months	Three months
	ended June	ended June
	30, 2022	30, 2021	Change
Revenue from Licenses, Grants & Services	$17,063	35	17,028
Operating expenses:
Research & development	9,720	4,509	5,211
General and administrative	(6,445)	12,371	(18,816)
Total operating expenses	3,275	16,880	(13,605)
Income/(loss) from operations	13,788	(16,845)	30,633
Other income (expense)
Change in fair value of contingent consideration	(626)	—	(626)
Interest income	669	—	669
Interest expense	66	—	66
Research and development incentives	826	875	(49)
Other	51	(3)	54
Total other income	986	872	114
Tax benefit/ (expense)	915	(12)	927
Net income/(loss)	$15,689	(15,985)	31,674

Revenue

For the three months ended June 30, 2022, our revenue primarily consisted of $17.1 million from the OUI License Agreement Amendment with respect to payments from OUI in connection with commercial sales of Vaxzevria. For the three months ended June 30, 2021, our revenue consisted of service revenue from a research, collaboration and license agreement with Enara Bio.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three months	Three months
	ended June	ended June
	30, 2022	30, 2021	Change
Direct research and development expenses by program:
VTP-200 HPV	804	728	76
VTP-300 HBV	4,361	1,391	2,970
VTP-600 NSCLC	77	171	(94)
VTP-800/850 Prostate cancer	460	335	125
Other and earlier stage programs	1,508	295	1,213
Total direct research and development expenses	7,210	2,920	4,290
Internal research and development expenses:
Personnel-related (including share-based compensation)	2,197	1,472	725
Facility related	240	43	197
Other internal costs	73	74	(1)
Total research and development expense	9,720	4,509	5,211

Our research and development expenses for the three months ended June 30, 2022 and 2021 were $9.7 million and $4.5 million, respectively. Personnel-related expenses were $2.2 million and $1.5 million, respectively, as a result of the relative increase in our headcount across the offices in both the United Kingdom and United States. Direct research and development expenses for outside services, consultants and laboratory materials increased $4.3 million to $7.2 million for the three months ended June 30, 2022 from $2.9 million for the three months ended June 30, 2021 and mainly comprised of costs for clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of this, $3.0 million of the increase pertains to progress in VTP-300, having completed the last patient visit in our HBV001 Phase 1 clinical trial in the United Kingdom in May 2022, and also completed enrollment in HBV002 in May 2022. Expenses related to other and earlier stage programs increased $1.2 million due to an increase in earlier stage activity including the preclinical programs launched in 2022 for VTP-1000 Celiac disease and VTP-1100 HPV cancer.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were a gain of $6.4 million due to the foreign exchange gain of $15.2 million primarily on revaluation of cash balances due to the fluctuations between the United States dollar and pound sterling exchange rates. General and administrative expenses for the three months ended June 30, 2022 excluding foreign exchange were $8.8 million, which were mainly attributable to personnel expenses of $4.3 million, including the share-based payment charge of $2.1 million, insurance costs of $1.6 million and legal and professional fees of $1.0 million.

General and administrative expenses for the three months ended June 30, 2021 were $12.4 million, which were mainly attributable to personnel expenses of $9.5 million, including the share-based payment charge of $8.1 million, and insurance costs of $1.2 million.

Change in fair value of contingent consideration

For the three months ended June 30, 2022, we recognized a change in fair value of $0.6 million in relation to the updated assumptions in the fair value assessment of the contingent consideration recognized for the acquisition of Avidea on December 10, 2021. For the three months ended June 30, 2021, there was no change in fair value of contingent consideration.

Interest Income

For the three months ended June 30, 2022, interest income was $0.7 million resulting from the interest earned on our short-term cash deposits held by Vaccitech (UK) Limited in United States dollars. For the three months ended June 30, 2021, interest income was $nil.

Research and Development Incentives

For the three months ended June 30, 2022 and 2021, we accrued research and development incentives of $0.8 million and $0.9 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects and incentive programs in the United Kingdom. We account for such relief received as other income.

Tax benefit/expense

For the three months ended June 30, 2022 and 2021, the tax benefit was $0.9 million and the tax expense was $0.01 million respectively, which primarily relates to movements in deferred tax.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Six months	Six months
	ended June	ended June
	30, 2022	30, 2021	Change
Revenue from Licenses, Grants & Services	$32,081	$250	31,831
Operating expenses:
Research & development	20,421	9,119	11,302
General and administrative	(2,782)	14,148	(16,930)
Total operating expenses	17,639	23,267	(5,628)
Income/(loss) from operations	14,442	(23,017)	37,459
Other income (expense)
Change in fair value of derivatives embedded in convertible loan notes	—	5,994	(5,994)
Change in fair value of contingent consideration	(626)	—	(626)
Unrealized exchange gain on convertible loan notes	—	209	(209)
Loss on extinguishment of convertible loan notes	—	(13,789)	13,789
Interest income	752	2	750
Interest expense	(8)	(2,650)	2,642
Research and development incentives	1,874	1,830	44
Others	51	(3)	54
Total other income/(expenses)	2,043	(8,407)	10,450
Tax benefit	1,778	53	1,725
Net income/(loss)	$18,263	$(31,371)	49,634

Revenue

For the six months ended June 30, 2022, our revenue primarily consisted of $32.1 million from the OUI License Agreement Amendment with respect to payments from OUI in connection with commercial sales of Vaxzevria. For the six months ended June 30, 2021, our revenue consisted of $0.2 million of reimbursement of research and development expenses from BARDA and $0.05 million of service revenue from a research, collaboration and license agreement with Enara Bio.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six months	Six months
	ended June	ended June
	30, 2022	30, 2021	Change
Direct research and development expenses by program:
VTP-200 HPV	1,960	1,406	554
VTP-300 HBV	8,546	3,077	5,469
VTP-600 NSCLC	239	585	(346)
VTP-800/850 Prostate cancer	1,799	708	1,091
Other and earlier stage programs	2,246	733	1,513
Total direct research and development expenses	14,790	6,509	8,281
Internal research and development expenses:
Personnel-related (including share-based compensation)	4,923	2,445	2,478
Facility related	580	86	494
Other internal costs	128	79	49
Total research and development expense	$20,421	$9,119	11,302

Our research and development expenses for the six months ended June 30, 2022 and 2021 were $20.4 million and $9.1 million, respectively. Personnel-related expenses were $4.9 million and $2.4 million, respectively, as a result of the increase in our headcount across the offices in both the United Kingdom and United States. Direct expenses for outside services and consultants and laboratory materials increased $8.3 million to $14.8 million for the six months ended June 30, 2022 from $6.5 million for the six months ended June 30, 2021 and were mainly comprised of costs for clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. $5.5 million of the increase pertains to progress in VTP-300, having completed the last patient visit in our HBV001 Phase 1 clinical trial in the United Kingdom in May 2022, and also completing enrollment in HBV002 in May 2022. Other and earlier stage programs increased $1.5 million due to an increase in earlier stage activity including the preclinical programs launched in 2022 for VTP-1000 Celiac disease and VTP-1100 HPV cancer.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were a gain of $2.8 million due to the foreign exchange gain of $20.4 million primarily on revaluation of cash balances due to the fluctuations between the United States dollar and pound sterling exchange rates. General and administrative expenses for the six months ended June 30, 2022, excluding foreign exchange gain, were $17.6 million, which were mainly attributable to personnel expenses of $9.3 million, including the share-based payment charge of $5.2 million, insurance costs of $3.3 million and legal and professional fees of $2.3 million.

General and administrative expenses for the six months ended June 30, 2021 were $14.1 million, which were mainly attributable to personnel expenses of $11.2 million, including the share-based payment charge of $8.6 million, and insurance costs of $1.2 million. The share-based payment charge includes a one-off expense relating to the RSUs that vested upon the successful completion of our IPO.

Change in fair value of derivatives embedded in convertible loan notes

For the six months ended June 30, 2022, the change in fair value of embedded derivatives was $nil. For the six months ended June, 2021, we recognized a change in fair value of $6.0 million in relation to the conversion and redemption features embedded in the convertible loan notes.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the six months ended June 30, 2022 was $0.6 million in relation to the updated assumptions in the fair value assessment of the contingent consideration recognized for the acquisition of Avidea on December 10, 2021. The change in fair value of contingent consideration for the six months ended June 30, 2021 was $nil.

Loss on extinguishment of convertible loan notes

There was no loss on extinguishment of convertible loan notes for the six months ended June 30, 2022. For the six months ended June 30, 2021, we recognized a loss of $13.8 million related to conversion of convertible loan notes into 12,421 Series B preferred shares. The loss is a difference between (1) the fair value of those shares ($53.7 million) and (2) the sum of the carrying amounts of the convertible loan notes of $25.6 million, and the bifurcated conversion and redemption feature liability of $14.4 million.

Interest Expense

For the six months ended June 30, 2022, interest expense was $0.008 million, which primarily relates to the interest paid on the debt recognized on the acquisition of Avidea on December 10, 2021, which was repaid in full in the first quarter of 2022. For the six months ended June 30, 2021, interest expense was $2.7 million, which primarily relate to our convertible loan notes, which carry a market rate of interest.

Interest Income

For the six months ended June 30, 2022 and 2021, interest income was $0.8 million and $0.002 million respectively, which primarily result from the interest earned on our short-term cash deposits and cash balances held by Vaccitech (UK) Limited in United States dollars.

Research and Development Incentives

For the six months ended June 30, 2022 and 2021, we accrued research and development incentives of $1.9 million and $1.8 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs primarily in the United Kingdom. We account for such relief received as other income.

Tax benefit

For the six months ended June 30, 2022 and 2021, the tax benefit was $1.8 million and $0.05 million respectively, which primarily relates to movements in deferred tax.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, and most recently from an upfront, royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment and the issuance of convertible loan notes. Through June 30, 2022, we had received gross proceeds of approximately $324.8 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of June 30, 2022, we had cash and cash equivalents of $192.3 million. Key financing and corporate milestones include the following:

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

We do not currently expect positive cash flows from operations in the foreseeable future, if at all. Historically, we have incurred operating losses as a result of ongoing efforts to develop our heterologous ChAdOx1-MVA prime-boost immunotherapy platform and our product candidates, including conducting ongoing research and development, preclinical studies, clinical trials, providing general and administrative support for these operations and developing our intellectual property portfolio. We expect to continue to incur net operating losses for at least the next few years as we progress clinical development, seek regulatory approval, prepare for and, if approved, proceed to manufacture and commercialization of our most advanced product candidates. Operating profits may arise earlier if programs are licensed or sold to third parties before final approval, but this cannot be guaranteed.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Six months	Six months
	ended June	ended June
	30, 2022	30, 2021
Net cash used in operating activities	(14,972)	(22,593)
Net cash used in investing activities	(3,146)	(594)
Net cash (used)/provided by financing activities	(159)	224,120
Effect of exchange rates on cash and cash equivalents	(3,450)	(580)
Net (decrease)/increase in cash and cash equivalents	(21,727)	200,353

Cash Used in Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $15.0 million, primarily resulting from our net income of $18.3 million, adjusted by foreign exchange gain on translation of $18.7 million, share based compensation of $6.7 million, depreciation and amortization of $2.0 million, non-cash lease expenses of $0.5 million, and changes in our operating assets and liabilities, net of $22.6 million primarily resulting from the OUI receivable for the second quarter revenue, and an increase in prepaid expenses due to the payment of annual insurance premiums.

During the six months ended June 30, 2021, net cash used in operating activities was $22.6 million, primarily resulting from our net loss of $31.4 million, adjusted by fair value gain on embedded derivatives of $6.0 million, loss on conversion of convertible loan notes of $13.8 million, share-based compensation of $9.5 million, non-cash interest expense of $0.8 million, depreciation and amortization of $0.2 million, unrealized foreign exchange gain on convertible loan notes of $0.2 million and changes in our operating assets and liabilities, net of $9.3 million.

Net Cash Used in Investing Activities

During the six months ended June 30, 2022, cash used in investing activities was $3.1 million primarily resulted from capital expenditures related to our new headquarters in Harwell, United Kingdom. During the six months ended June 30, 2021, cash used in investing activities was $0.6 million, which resulted from capital expenditures in connection with laboratory improvements and purchases of property and equipment for our office in Oxford, United Kingdom.

Net Cash (Used)/Provided by Financing Activities

During the six months ended June 30, 2022, cash used in financing activities was $0.2 million resulted from the repayment of debt incurred previously by the acquired company Avidea (acquired on December 10, 2021, and subsequently became Vaccitech North America, Inc.). During the six months ended June 30, 2021, cash provided by financing activities was $224.1 million primarily consisting of $121.8 million net proceeds from the issuance of Series B shares and $102.8 million of net proceeds from the IPO.

Effect of exchange rates on cash and cash equivalents

During the six months ended June 30, 2022 and 2021, the effect of foreign exchange on cash and cash equivalents was losses of $3.5 million and $0.6 million respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.

Future Funding Requirements

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we are not yet profitable and have incurred losses in each year since our inception in 2016, through to December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $90.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Lease, Purchase, and Other Obligations

We have operating lease obligations related to our property, plant and equipment. The obligations related to both short- and long-term lease arrangements is set forth in Note 15 “Commitment and Contingencies” to our condensed consolidated financial statements.

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

We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of June 30, 2022.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency and Currency Translation

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Vaccitech plc and its consolidated subsidiaries, Vaccitech (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Vaccitech North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Vaccitech Australia Pty, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Vaccitech Italia S.R.L, is the euro. Our cash and cash equivalents as of June 30, 2022 consisted primarily of cash balances held by Vaccitech (UK) Limited in United States dollars.

Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average exchange rate in effect during the period. Translation adjustments are included in the condensed consolidated Balance Sheets as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in operating expenses, net in the condensed consolidated Statements of Operations and Comprehensive Loss as incurred.

Interest Rate Sensitivity

We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash and cash equivalents of $192.3 million as of June 30, 2022, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, we concluded that as of June 30, 2022 our disclosure controls and procedures were not effective due to the material weaknesses previously identified and disclosed, not being remediated as of June 30, 2022. In connection with the audits of our consolidated financial statements for each of the years ended December 31, 2020, and 2021, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. As a result, a number of adjustments to our consolidated financial statements for the year ended December 31, 2020 and 2021 were identified and corrected during the course of the quarterly review and audit process.

The material weaknesses related to: (i) our lack of a sufficient number of personnel with an appropriate level of knowledge and experience in the application of United States generally accepted accounting principles, or United States GAAP, commensurate with our financial reporting requirements; (ii) our IT general control environment was not sufficiently designed to include appropriate user access rights and (iii) policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively.

We have commenced measures to remediate these material weaknesses, including hiring a new Head of Financial Reporting at the end of the third quarter of 2021, consultants with appropriate experience and technical accounting knowledge, and additional staff. The additional personnel are overseeing the implementation of improved processes and internal controls, building our financial management and reporting infrastructure. We continue to engage with third party specialists, as required, for complex accounting matters. Our management concluded that the material weakness related to the application of United States GAAP as described above had been remediated as of December 31, 2021.

We are also taking measures to address the IT general control environment through the implementation of a new enterprise resource planning system, of which we are in the final stages of its implementation.

Although we have made progress to enhance our in-house accounting and finance function, management has concluded that the material weaknesses identified cannot be considered as remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A Risk Factors.

Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 25, 2022 and Quarterly Report on Form 10-Q as filed with the SEC on May 11, 2022.

Recent volatility in capital markets and lower market prices for many securities may affect our ability to access new capital through sales of shares of our ordinary shares or issuance of indebtedness, which may harm our liquidity, limit our ability to grow our business, pursue acquisitions or improve our operating infrastructure and restrict our ability to compete in our markets.

Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new product candidates, retain or expand our current levels of personnel, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:

●	finance unanticipated working capital requirements;
●	develop or enhance our technological infrastructure and our existing solutions;
●	pursue acquisitions or other strategic relationships; and
●	respond to competitive pressures.

Accordingly, we may need to pursue equity or debt financings to meet our capital needs. With uncertainty in the capital markets and other factors, such financing may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our ordinary shares. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed or diluted, lapsed, abandoned, circumvented or declared generic or determined to be infringing on or become dilutive of other marks, or otherwise invalidated through administrative process or litigation. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. Third parties may use trademarks similar to our trademarks and any potential confusion as to the source of goods or services could have an adverse effect on our business. For example, in April 2022, we received a letter asserting that our use of our “Vaccitech” trademark infringes a United Kingdom trademark held by a third party. We timely responded rejecting the claims and we believe that such claims are without merit. However, if such third party continues to assert its claims, we cannot provide any assurance whether we could reach a settlement relating to such claims or whether we would prevail in any litigation or action related to such claims. Regardless of its outcome, any litigation related to such claims may subject us to damages, impair our ability to use our “Vaccitech” trademark, and otherwise adversely affect our business, results of operations and financial condition.

Moreover, during the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademarks. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, at the USPTO and at comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks through opposition or cancellation proceedings against our trademarks, and if such third parties are successful, our trademarks may not survive such proceedings. In some cases, there may be third-party trademark owners who have prior rights to our trademarks or third parties who have prior rights to similar trademarks, and we may not be able to prevent such third parties from using and marketing any such trademarks. Litigation brought to protect and enforce our intellectual property rights could be costly, unpredictable, time-consuming and distracting to management, regardless of whether we are successful in such litigation.If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business, results of operations and financial condition may be adversely affected.

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

Based on the current and expected composition of our income and the value of our assets, we believe we were not a PFIC for 2021. However, based on current projections of our income and volatility in the price of our shares, it is possible we may be a PFIC for our current taxable year. No assurances regarding our PFIC status can be provided for the current taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.

Each U.S. Holder should consult its tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains express or implied forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this quarterly report are based upon information available to our management as of the date of this quarterly report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this quarterly report include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological License Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency, United Kingdom Medicines and Healthcare products Regulatory Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current and future product candidates and programs into, and successfully complete, clinical trials;
●	our ability to establish future or maintain current collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	our expectations surrounding the payments we expect to receive pursuant to the AstraZeneca License Agreement;
●	the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates;
●	our and our collaborators’ ability to obtain, maintain, defend and enforce our intellectual property protection for our product candidates, and the scope of such protection;

●	our manufacturing, commercialization and marketing capabilities and strategy;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved products;
●	regulatory developments in the United States and foreign countries;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the accuracy of our estimates of our annual total addressable markets, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends;
●	the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets;
●	our ability to overcome the challenges posed by the COVID-19 pandemic to the conduct of our business; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Unless the context otherwise requires, reference in this Quarterly Report to the terms “Vaccitech,” “the Company,” “we,” “us,” “our,” and similar designations refer to Vaccitech plc and, where appropriate, our wholly-owned subsidiaries.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2022 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

None.

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

We received aggregate net proceeds from the offering of approximately $102.8 million, after deducting underwriting discounts and commissions, as well as other offering expenses. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in our planned use of the net proceeds from the IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 3.    Defaults Upon Senior Securities.

Not Applicable.

Item 4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Description
2.1*	Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated May 9, 2022, by and between Vaccitech plc and Benjamin Eisler, as the Securityholder Agent
4.1

Deposit Agreement, dated as of April 29, 2021, among the Registrant, The Bank of New York Mellon, and all Owners and Holders from time to time of American Depositary Shares issued thereunder (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-265763), filed with the Securities and Exchange Commission on June 22, 2022)

4.2

Form of American Depositary Receipt (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (File No. 333-265763), filed with the Securities and Exchange Commission on June 22, 2022)

4.3*	Registration Rights Agreement, dated August 9, 2022, by and among Vaccitech plc and the investors listed thereto
21.1*	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
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

VACCITECH PLC

Date: August 9, 2022	By:	/s/ William Enright
William Enright
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Georgy Egorov
Georgy Egorov
Chief Financial Officer (Principal Financial
and Accounting Officer)