Form 10-Q
period 2022-09-30
Vaccitech plc
filed 2022-11-10
CIK 1828185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the registrant had 37,296,515 ordinary shares, nominal value £0.000025 per share, outstanding.

We own various trademark registrations and applications, and unregistered trademarks, including our name, our corporate logo and technologies acquired as part of our acquisition of Avidea Technologies, Inc. in December 2021. We have an exclusive license to use and display the Vaccitech registered trademark in order to commercialize Vaccitech in the United Kingdom. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q, or this Quarterly Report, are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

i

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

VACCITECH PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,		December 31,
	2022		2021
ASSETS
Current assets:
Cash and cash equivalents	$200,104		$214,054
Accounts receivable	26		20
Accounts receivable - related parties	6,152		—
Research and development incentives receivable	4,091		6,229
Prepaid expenses and other current assets	8,248		6,462
Total current assets	218,621		226,765
Goodwill	12,630		12,630
Property and equipment, net	6,766		1,829
Intangible assets, net	29,059		31,430
Right of use assets, net	7,558		7,257
Other assets	847		804
Total assets	$275,481		$280,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,411		$2,419
Accrued expenses and other current liabilities	11,323		7,875
Deferred revenue	111		182
Operating lease liability - current	186		523
Debt	—		159
Total current liabilities	14,031		11,158
Operating lease liability – non current	8,071		6,540
Contingent consideration	2,836		2,371
Deferred tax liability, net	5,680		8,084
Other non-current liabilities	711		—
Total liabilities	$31,329		$28,153
Commitments and contingencies (Note 15)
Shareholders’ equity:
Ordinary shares, £0.000025 nominal value; 37,291,492 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 37,188,730)	1		1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 63,443)	86		86
Deferred B shares, £0.01 nominal value; 570,987 shares authorized, issued and outstanding (December 31, 2021:authorized, issued and outstanding: 570,987)	8		8
Deferred C shares, £0.000007 nominal value, 27,828,231 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 27,828,231)	0	[1]	0	[1]
Additional paid-in capital	376,939		369,103
Accumulated deficit	(82,054)		(108,585)
Accumulated other comprehensive loss – foreign currency translation adjustments	(51,143)		(8,488)
Total shareholders’ equity attributable to Vaccitech plc shareholders’	243,837		252,125
Noncontrolling interest	315		437
Total shareholders’ equity	$244,152		$252,562
Total liabilities and shareholders’ equity	$275,481		$280,715

1 indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
License revenue [1]	$6,165	16	38,237	48
Service revenue	—	—	—	21
Research grants and contracts	—	3	9	200
Total revenue	6,165	19	38,246	269
Operating expenses
Research and development	9,744	4,371	30,165	13,490
General and administrative	(11,132)	1,184	(13,914)	15,332
Total operating (income)/expense	(1,388)	5,555	16,251	28,822
Income/(loss) from operations	7,553	(5,536)	21,995	(28,553)
Other income/(expense):
Change in fair value of derivatives embedded in convertible loan notes	—	—	—	5,994
Change in fair value of contingent consideration	(317)	—	(943)	—
Unrealized exchange gain on convertible loan notes	—	—	—	209
Loss on extinguishment of convertible loan notes	—	—	—	(13,789)
Interest income	1,024	—	1,776	2
Interest expense	11	—	3	(2,650)
Research and development incentives	(724)	959	1,150	2,789
Other	—	—	51	(3)
Total other (expense)/income	(6)	959	2,037	(7,448)
Tax benefit	674	7	2,452	60
Net income/(loss)	8,221	(4,570)	26,484	(35,941)
Net loss attributable to noncontrolling interest	21	13	47	189
Net income/(loss) attributable to Vaccitech plc shareholders	8,242	(4,557)	26,531	(35,752)

Weighted-average ordinary shares outstanding, basic	37,247,123	34,843,154	37,213,787	22,697,462
Weighted-average ordinary shares outstanding, diluted	38,156,564	34,843,154	38,226,092	22,697,462
Net income/(loss) per share attributable to ordinary shareholders, basic	$0.22	(0.13)	0.71	(1.58)
Net income/(loss) per share attributable to ordinary shareholders, diluted	$0.22	(0.13)	0.69	(1.58)

Net income/(loss)	$8,221	(4,570)	26,484	(35,941)
Other comprehensive loss – foreign currency translation adjustments	(19,940)	(6,473)	(42,730)	(7,803)
Comprehensive loss	(11,719)	(11,043)	(16,246)	(43,744)
Comprehensive loss attributable to noncontrolling interest	51	25	122	194
Comprehensive loss attributable to Vaccitech plc shareholders	$(11,668)	(11,018)	(16,124)	(43,550)

1 Includes license revenue from related parties for the three and nine month periods ended September 30, 2022, of $6.2 million and $38.2 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Nine months ended September 30, 2022
														Accumulated
											Additional			Other		Total
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-		Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital		Deficit	Loss	Interest	Equity
Balance, January 1, 2022	37,188,730	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$369,103		$(108,585)	$(8,488)	$437	$252,562
Share based compensation	—	—		—	—	—	—	—	—		3,984		—	—	—	3,984
Issue of ordinary shares	4,637	0	[1]	—	—	—	—	—	—		0	[1]	—	—	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(5,968)	(15)	(5,983)
Net income	—	—		—	—	—	—	—	—		—		2,596	—	(22)	2,574
Balance, March 31, 2022	37,193,367	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$373,087		$(105,989)	$(14,456)	$400	$253,137
Share based compensation	—	—		—	—	—	—	—	—		2,748		—	—	—	2,748
Issue of ordinary shares	22,795	0	[1]	—	—	—	—	—	—		0	[1]	—	—	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(16,777)	(30)	(16,807)
Net income	—	—		—	—	—	—	—	—		—		15,693	—	(4)	15,689
Balance, June 30, 2022	37,216,162	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$375,835		$(90,296)	$(31,233)	$366	$254,767
Share based compensation	—	—		—	—	—	—	—	—		1,104		—	—	—	1,104
Issue of ordinary shares	75,330	0	[1]	—	—	—	—	—	—		0	[1]	—	—	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(19,910)	(30)	(19,940)
Net income	—	—		—	—	—	—	—	—		—		8,242		(21)	8,221
Balance, September 30, 2022	37,291,492	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$376,939		$(82,054)	$(51,143)	$315	$244,152

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VACCITECH PLC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Nine months ended September 30, 2021
	Series A Redeemable		Series B Redeemable														Accumulated
	Convertible Preferred		Convertible Preferred												Additional		Other		Total
	Shares		Shares		Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital	Deficit	Loss	Interest	(Deficit)/Equity
Balance, January 1, 2021, as previously reported	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	—	$—	7,960,458	$0	[1]	$19,531	$(55,591)	$(1,243)	$391	$(36,912)
Share based compensation – restatement	—	—	—	—	—	—		—	—	—	—	—	—		2,129	(2,129)	—	—	$—
Balance, January 1, 2021, as restated	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	—	$—	7,960,458	$0	[1]	$21,660	$(57,720)	$(1,243)	$391	$(36,912)
Share based compensation	—	—	—	—	—	—		—	—	—	—	—	—		797	—	—	—	797
Issue of Series B shares, net of issuance costs	—	—	28,957	121,837	—	—		—	—	—	—	—	—		—	—	—	—	—
Series B Shares issued on conversion of convertible notes	—	—	12,421	53,721	—	—		—	—	—	—	—	—		—	—	—	—	—
Issue of Deferred A shares	—	(29)	—	(57)	—	—		63,443	86	—	—	—	—		—	—	—	—	86
Issue of ordinary shares	—	—	—	—	263,886	0	[1]	—	—	—	—	263,886	0	[1]	—	—	—	—	0	[1]
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	—	—		—	—	(1,420)	4	(1,416)
Net loss	—	—	—	—	—	—		—	—	—	—	—	—		—	(15,268)	—	(118)	(15,386)
Balance, March 31, 2021	22,065	$33,736	41,378	$175,501	8,224,344	$0	[1]	63,443	$86	—	$—	8,224,344	$0	[1]	$22,457	$(72,988)	$(2,663)	$277	$(52,831)
Share based compensation	—	—	—	—	—	—		—	—	—	—	—	—		8,736	—	—	—	8,736
Initial public offering, net of underwriting discounts	—	—	—	—	6,500,000	0	[1]	—	—	—	—	—	—		102,765	—	—	—	102,765
Offering Cost	—	—	—	—	—	—		—	—	—	—	—	—		(2,394)	—	—	—	(2,394)
Conversion of Series A shares	(22,065)	(33,736)	—	—	6,818,085	0	[1]	—	—	198,585	3	6,818,085	0	[1]	33,733	—	—	—	33,736
Conversion of Series B shares	—	—	(41,378)	(175,501)	12,785,802	0	[1]	—	—	372,402	5	12,785,802	0	[1]	175,496	—	—	—	175,501
Issue of share to non-controlling interest	—	—	—	—	—	—		—	—	—	—	—	—		—	—	—	296	296
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	—	—		—	—	83	3	86
Net loss	—	—	—	—	—	—		—	—	—	—	—	—		—	(15,927)	—	(58)	(15,985)
Balance, June 30, 2021	—	$—	—	$—	34,328,231	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$340,793	$(88,915)	$(2,580)	$518	$249,911
Share based compensation	—	—	—	—	—	—		—	—	—	—	—	—		3,374	—	—	—	3,374
Offering cost refund	—	—	—	—	—	—		—	—	—	—	—	0	[1]	229	—			229
Foreign currency translation adjustments	—	—	—	—	—	—		—	—	—	—	—	—		—	—	(6,461)	(12)	(6,473)
Net loss	—	—	—	—	—	—		—	—	—	—	—	—		—	(4,557)	—	(13)	(4,570)
Balance, September 30, 2021	—	$—	—	$—	34,328,231	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$344,396	$(93,472)	$(9,041)	$493	$242,471

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended
	September 30, 2022		September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$26,484		(35,941)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Share based compensation	7,836		12,907
Depreciation and amortization	3,146		281
Non-cash lease expenses	786		(10)
Unrealized foreign exchange gain	(36,578)		—
Change in fair value of derivatives embedded in convertible loan notes	—		(5,994)
Unrealized foreign exchange gain on convertible loan notes	—		(209)
Non-cash interest expense on convertible loan notes	—		813
Change in contingent consideration	943		—
Profit on sale of property and equipment	(348)		—
Deferred tax benefit	(2,403)		(62)
Loss on extinguishment of convertible loan notes	—		13,789
Changes in operating assets and liabilities:
Accounts receivable (including related parties)	(6,162)		486
Prepaid expenses and other current assets	(2,949)		(5,494)
Research and development incentives receivable	1,163		(2,815)
Accounts payable	142		(3,414)
Accrued expenses and other current liabilities	5,066		1,846
Deferred revenue	(43)		(48)
Other assets	(171)		(746)
Net cash used in operating activities	$(3,088)		(24,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,552)		(722)
Proceeds from sale of property and equipment	388		—
Net cash used in investing activities	$(5,164)		(722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares and exercise of stock options	0	[1]	—
Repayment of debt	(159)		—
Initial public offering costs	—		(2,165)
Transaction costs for Series B shares	—		(3,402)
Proceeds from issue of Series B shares	—		125,239
Proceeds from issue of shares to noncontrolling interest	—		296
Proceeds from issuance of ordinary shares, net of underwriters fees	—		102,765
Net cash (used in)/provided by financing activities	$(159)		222,733
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(5,539)		(6,795)
Net (decrease)/ increase in cash and cash equivalents	(13,950)		190,605
Cash and cash equivalents, beginning of the period	214,054		43,266
Cash and cash equivalents, end of the period	$200,104		233,871

Supplemental cash flow disclosures:
Cash paid for interest	$0	[1]	$1,844
Cash paid for income taxes	$0	[1]	$150
Non-Cash investing and financing activities
Capital expenditures included in accounts payable	$219		$—
ROU assets obtained in exchange for operating lease liabilities	$2,400		$6,819
Asset retirement obligation	$826		$—
Changes to right-of-use asset resulting from lease reassessment event	$3		$—
Issue of ordinary shares	$—		$0	[1]
Issue of deferred A shares	$—		$86
Issue of deferred B shares	$—		$8
Issue of deferred C shares	$—		$0	[1]
Issue of Series B shares	$—		$53,721

1 Indicates amounts less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Nature of Business and Basis of Presentation

Vaccitech plc (Vaccitech) is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Vaccitech is engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious disease, cancer and immune tolerance. Vaccitech is headquartered in Harwell, Oxfordshire, United Kingdom. Vaccitech and its direct and indirect subsidiaries, Vaccitech (UK) Limited, Vaccitech Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Vaccitech North America Inc. and Vaccitech Italia S.R.L, are collectively referred to as the “Company”.

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

Certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2021. The condensed consolidated balance sheet as of December 31, 2021, was derived from the audited financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Unaudited Condensed Financial Information

The accompanying Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements Of Changes In Redeemable Convertible Preferred Shares and Shareholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2022 and 2021 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities Exchange Commission (the “Annual Report”) on March 25, 2022. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2022, our results of operations for the three and nine months ended September 30, 2022, and 2021, and our cash flows for the nine months ended September 30, 2022, and 2021. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or any other interim periods.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2021, except as discussed below related to newly adopted accounting pronouncements.

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

COVID-19 continues to have an impact, both directly and indirectly, on our business and operations, including continuing disruption to our clinical trial activities and pre-clinical development timelines for the Company’s clinical and pre-clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. In respect of the international situation in Ukraine, we have assessed the impact on the Company as minimal. We have no operations or suppliers based in Ukraine, Belarus, or Russia, and there is consequently no additional risk or negative impact on the unaudited condensed consolidated financial statements. We have no operations or suppliers based in Turkey, and therefore the Company is not impacted by the potential hyperinflationary environment in that country. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the unaudited condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

VACCITECH PLC

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the three months and nine months ended September 30, 2022, and 2021 (in thousands, except number of shares):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income / (loss)	$8,221	(4,570)	26,484	(35,941)
Net loss attributable to noncontrolling interest	21	13	47	189
Net income / (loss) attributable to Vaccitech shareholders	$8,242	(4,557)	26,531	(35,752)
Denominator:
Weighted-average ordinary shares outstanding, basic	37,247,123	34,843,154	37,213,787	22,697,462
Effect of dilutive stock options	909,441	—	1,012,304	—
Weighted-average ordinary shares outstanding, diluted	38,156,564	34,843,154	38,226,092	22,697,462
Net income (loss) per share attributable to ordinary shareholders, basic	$0.22	(0.13)	0.71	(1.58)
Net income (loss) per share attributable to ordinary shareholders, diluted	$0.22	(0.13)	0.69	(1.58)

For the three and nine month period ended September 30, 2022, 3,201,290 and 2,697,808 potential ordinary shares issuable for stock options, respectively, were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect.

For the three and nine month period ended September 30, 2021, 3,325,748 and 2,611,526 potential ordinary shares issuable for stock options, respectively, were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect.

4.	Property and equipment, net

During the nine months ended September 30, 2022, the Company's additions to property and equipment were $6.8 million which primarily related to leasehold improvements of the Company's corporate headquarters (nine months ended September 30, 2021: $0.7 million).

5.	Prepaid expenses and other current assets (in thousands):

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	September 30,	December 31,
	2022	2021
Prepayments and accrued income	$7,902	$4,612
Value Added Tax receivable	10	705
Employee retention and payroll tax credit	53	150
Lease incentive receivable	153	—
Others	130	995
Total	$8,248	$6,462

6.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued manufacturing and clinical expenses	$4,429	$1,789
Accrued board of director compensation	12	91
Accrued bonus	1,364	1,333
Accrued payroll and employee benefits	1,094	1,072
Accrued professional fees	1,785	2,338
Accrued other	2,639	1,252
Total	$11,323	$7,875

7.	Series A preferred shares and Series B preferred shares

On March 15, 2021, the Company issued 28,957 Series B preferred shares (‘‘Series B Shares’’) amounting to $125.2 million and incurred transaction costs of $3.4 million.

On March 31, 2021, the Company subdivided each of the Series A shares and Series B shares (including the Series B shares issued on conversion of the convertible loan notes) into one share of the same class and one deferred A share with a nominal value of £1.00 per share.

On May 4, 2021, prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, all of the Series A Shares and Series B Shares were converted into 19,603,887 ordinary shares, 570,987 deferred B shares and 19,603,887 deferred C shares in aggregate.

8.	Convertible loan notes

The Company recognized interest expense of $2.6 million and a change in fair value of $6.0 million in relation to the conversion and redemption features embedded in the convertible loan notes in the condensed consolidated statements of operations and comprehensive loss for the nine month period ended September 30, 2021.

The Series B funding on March 15, 2021, constituted a qualified equity financing in accordance with the terms of the convertible loan notes. As a result, the convertible loan notes were converted on March 15, 2021, into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price.

The conversion was accounted for as an extinguishment of the convertible loan notes. As a result, the 12,421 Series B preferred shares issued on conversion were recognized at the settlement-date fair value of the Series B shares ($53.7 million) and a loss of $13.8 million was recognized in earnings for the difference between (1) the fair value of those shares and (2) the sum of the carrying amounts of the convertible loan notes ($25.6 million) and the bifurcated conversion and redemption feature liability ($14.4 million).

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Ordinary Shares

On May 4, 2021, the Company closed its initial public offering (“IPO”) of 6,500,000 ADS representing 6,500,000 ordinary shares having a nominal value of £0.000025 per share, at a public offering price of $17.00 per share, for aggregate net proceeds of $102.8 million after deducting underwriting commissions of $7.7 million and incurred offering cost of $2.2 million.

All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of September 30, 2022:

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

All deferred shares rank pari passu as a single class. The deferred shares do not have rights to dividends or to participate in profits on a return of assets on liquidation, the deferred shares confer on the holders thereof an entitlement to receive out of the assets of the Company available for distribution amongst the shareholders (subject to the rights of any new class of shares with preferred rights) the amount credited as paid up on the deferred shares held by them respectively after (but only after) payment shall have been made to the holders of the ordinary shares of the amounts paid up or credited as paid up on such shares and the sum of £1.0 million ($1.3 million) in respect of each ordinary share held by them respectively. The deferred shares shall confer on the holders thereof no further right to participate in the assets of the Company.

11.	Fair value

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, certain accrued expenses, and contingent consideration. The carrying amounts of cash and cash equivalents, accounts receivable accounts payable and accrued expenses approximated their respective fair value due to the short-term nature and maturity of these instruments.

As of September 30, 2022, the Company had a contingent consideration liability of $2.8 million related to the acquisition of Avidea Technologies, Inc. The fair value of the contingent consideration is a Level 3 valuation with the significant unobservable inputs being the probability of success of achievement of the milestone and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the nine months ended September 30, 2021, the Company had an embedded derivative liability related to the conversion features, the cash redemption feature on maturity and the cash redemption feature upon an exit event that settles in noncash consideration embedded in convertible loan notes. The fair value of the embedded derivatives is a Level 3 valuation with the significant unobservable inputs being the probability of exercise of conversion and cash redemption features. Significant judgment was employed in determining the appropriateness of certain of these inputs.

The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning balance	2,727	$—	$2,371	$20,109
Change in fair value recognized in net income/(loss)	317	—	943	(5,994)
Settlement via conversion	—	—	—	(14,375)
Foreign exchange translation recognized in other comprehensive loss	(208)	—	(478)	260
Ending balance	2,836	$—	$2,836	$—

12.Goodwill

The Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization fell below the value of the net assets of the Company. Therefore, the Company performed an interim qualitative assessment as of September 30, 2022, to determine whether it was more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. No additional qualitative indicators of impairment were identified during the three month period ended September 30, 2022. The Company will perform its annual goodwill impairment test as of November 30, 2022.

13.Share-Based Compensation

During the nine month period ended September 30, 2022, in accordance with the terms of the Annual Increase of the Vaccitech plc Share Award Plan 2021, the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2022.

For the nine months ended September 30, 2022, the Company granted 2,265,040 options to employees and directors with a weighted average grant date fair value of $3.53 and a weighted average exercise price of $9.15 per share. For the nine months ended September 30, 2021, the Company granted 1,909,086 options to employees and directors with a weighted average grant date fair value of $10.94 and a weighted average exercise price of $13.72 per share of which 364,620 options were issued under the Enterprise Management Incentive Share Option Scheme which has been discontinued on adoption of the Vaccitech plc Share Award Plan 2021. For the nine months ended September 30, 2022, the Company canceled 372,916 options to employees and directors for forfeitures on unvested options when leaving the Company.

The fair value of each stock option issued to employees was estimated at the date of grant using Black-Scholes model with the following weighted-average assumptions:

	Nine months ended
	September 30,
	2022	2021
Expected volatility	94.6%	110.8%
Expected term (years)	6.00	6.31
Risk-free interest rate	2.38%	1.06%
Expected dividend yield	—%	—%

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2022, 4,976,180 options with a weighted average exercise price of $8.90 were outstanding. As of September 30, 2022, there was $8.7 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.13 years.

No Restricted Stock Units (“RSUs”) were issued in the nine months ended September 30, 2022, and there were no RSUs outstanding during the period ended September 30, 2022. During the nine months ended September 30, 2021, 514,923 restricted stock units with a performance condition linked to the IPO resolution date vested on occurrence of the IPO resulting in $5.8 million recognized as compensation cost. No RSUs were issued in the three months ended September 30, 2021, and there were no RSUs outstanding during the period ended September 30, 2021.

Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$535	$496	$2,065	$1,457
General and administrative	569	2,878	5,771	11,450
Total	$1,104	$3,374	$7,836	$12,907

14.	Contract Assets and Liabilities

The Company discloses Accounts receivable separately in the Condensed Consolidated Balance Sheets at the net amount expected to be collected. Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. As of September 30, 2022, the Company did not have any contract assets.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract and are disclosed as deferred revenue separately in the Condensed Consolidated Balance Sheets. The Company’s contract liabilities arise when payment is received upfront for various multi-period extended license and service arrangements.

Changes in the contract liabilities during the period are as follows:

September 30, 2022
Balance as of December 31, 2021	$(182)
Revenue recognized related to contract liability balance	40
Foreign exchange translation	31
Balance as of September 30, 2022	$(111)

Revenue recognized related to the contract liability for the three and nine months ended September 30, 2022, was $0.01million and $0.04 million respectively. Revenue recognized related to the contract liability balance for the three and nine months ended September 30, 2021, was $0.02 million and $0.05 million respectively.

During the three months and nine months ended September 30, 2022, the Company recognized revenue of $6.2 million and $38.2 million respectively (three months and nine months ended September 30, 2021: $Nil and $Nil respectively) in relation to the Amendment, Assignment and Revenue Sharing Agreement (“License Agreement Amendment”) with Oxford University Innovation Limited entered into in April 2020, which vested and assigned all intellectual property rights in relation to any ChAdOx1 or ChAdOx2 vector-based vaccine in the field of SARS-CoV2 to Oxford University Innovation Limited.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	Commitments and Contingencies

In-License Agreements

The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, human papillomavirus, hepatitis B virus and middle east respiratory syndrome. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made any material payments under these license agreements during the periods ended September 30, 2022, and September 30, 2021.

Operating Leases

The Company leases certain laboratory and office space under operating leases, which are described below.

The Oxford Science Park, Oxford

The Company leased an office and laboratory space from a related party in Oxford, England under an operating lease with a contractual term expiring in 2028. The lease was terminated on July 31, 2022, and the Company has relocated its corporate headquarters to The Harwell Science and Innovation Campus, Oxfordshire.

The Harwell Science and Innovation Campus, Oxfordshire

On September 3, 2021, the Company entered into a lease agreement for the lease of approximately 31,000 square feet in Harwell, Oxfordshire which expires in September 2031. The property is the Company’s corporate headquarters. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date, being the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company has provided the lessor with a refundable security deposit of $594 thousand (£534 thousand) which is included in Other assets.

Germantown, Maryland

On June 14, 2022, the Company entered into a lease agreement for the lease of approximately 19,700 square feet in Germantown, Maryland. The site will house the Company’s, state-of-the-art wet laboratory in the United States of America. The lease expires on February 28, 2034, with the Company having a single right to extend for an additional five years on the same terms and conditions other than for the base rent. The Company has a rent-free period up to February 29, 2024, and is entitled to up to $3.5 million for leasehold improvements to the premises desired by the Company. The Company has provided the lessor with a refundable security deposit of $192 thousand which is included in Other assets.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Right-of-use asset	$7,558	$7,257
Operating lease liability, current	186	523
Operating lease liability, noncurrent	8,071	6,540
Weighted average remaining lease term (years)	9.75	9.45
Weighted average discount rate	7.6%	7.9%

Other information

	Nine months ended September 30,
	2022	2021
Operating cash flows from operating leases	$850	$251

For the three months and nine months ended September 30, 2022, the Company recorded $152 thousand and $356 thousand respectively in short-term lease expense. No short-term lease expense was incurred for the three months and nine months ended September 30, 2021.

During the three months and nine months ended September 30, 2022, the Company recorded $490 thousand and $1.6 million respectively (three months and nine months ended September 30, 2021: $183 thousand and $372 thousand respectively) in operating lease costs (including short-term lease expense and variable lease costs).

Future annual minimum lease payments under operating leases as of September 30, 2022, were as follows (in thousands):

Remainder of 2022	$(2,903)
2023	69
2024	1,643
2025	1,794
2026	1,818
Thereafter	11,328
Total minimum lease payments	$13,749
Less: imputed interest	(5,494)
Total operating lease liability	$8,257

The Company recognized an asset retirement obligation (“ARO”) for leasehold improvements in relation to the Harwell Science and Innovation Campus premises where in accordance with the terms of the lease, the Company must restore part of the building upon vacating the premises. The ARO liability totaled $0.7 million and $Nil as of September 30, 2022, and December 31, 2021, respectively and is included in other non-current liabilities on the Condensed Consolidated Balance Sheets.

Other contingencies

The Company is a party in various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.

16.Related Party Transactions

During the three months and nine months ended September 30, 2022, the Company paid $24 thousand and $78 thousand (after offsetting lease costs for laboratory and office space in Oxford of $206 thousand against a refund of $129 thousand) respectively

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(three months and nine months ended September 30, 2021: $110 thousand and $236 thousand respectively) to its shareholder, Oxford Science Enterprises plc, mostly related to the lease of a laboratory and office space in Oxford. The Company also received proceeds of $368 thousand from the sale of property plant and equipment and earned a profit of $331 thousand during the three months and nine months ended September 30, 2022. As of September 30, 2022, the Company has a net receivable of $Nil (December 31, 2021: net payable of $32 thousand) from Oxford Science Enterprises plc.

During the three months and nine months ended September 30, 2022, the Company incurred expenses of $nil and $217 thousand respectively (three months and nine months ended September 31, 2021: $170 thousand and $189 thousand respectively) to its shareholder, the University of Oxford, related to clinical study costs. As of September 30, 2022, the Company owed $nil (December 31, 2021: $Nil thousand) to University of Oxford.

During the three months and nine months ended September 30, 2022, the Company incurred expenses of $120 thousand and $381 thousand respectively (three months and nine months ended September 30, 2021: $134 thousand and $275 thousand respectively), and recognized license revenue of $6.2 million and $38.2 million respectively (three months and nine months ended September 30, 2021: $nil) from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company's shareholder, the University of Oxford. As of September 30, 2022, the Company was owed $6.2 million (December 31, 2021: $21 thousand) from Oxford University Innovation Limited.

During the three months and nine months ended September 30, 2022, the Company incurred expenses of $nil and $1 thousand respectively (three months and nine months ended September 30, 2021: $32 thousand and $81 thousand respectively) to its shareholder, the Oxford University Hospitals, related to clinical study costs. As of September 30, 2022, the Company owed $nil (December 31, 2021: $Nil) to Oxford University Hospitals.

There were no convertible loan notes outstanding during the three months and nine months period ended September 30, 2022. During the nine months ended September 30, 2021, the interest on convertible loan notes issued to Oxford Science Enterprises plc and the University of Oxford, shareholders of the Company, was $Nil and $429 thousand. There were no convertible loan notes outstanding as of September 30, 2022, and December 31, 2021.

There were no Series B Shares issued or outstanding during the three months and nine months period ended September 30, 2022. On March 15, 2021, Oxford Science Enterprises plc subscribed to 3,468 Series B Shares in an amount of $15.0 million. The Company also recognized a loss of $2.1 million on the conversion of the convertible loan notes into 2,008 Series B Shares. On May 4, 2021, prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, the Series B Shares were converted into 1,692,084 ordinary shares. As of September 30, 2022, and December 31, 2021, there were no Series B Shares outstanding.

Note 17. Foreign currency translation

The aggregate, net foreign exchange gain or loss included in determining net income recognized in general and administrative expenses for the three and nine months ended September 30, 2022, was a gain of $18.7 million and a gain of $39.1 million, respectively. The aggregate, net foreign exchange gain or loss included in determining net income recognized in general and administrative expenses for the three and nine months ended September 30, 2021, was a gain of $5.8 million and a gain of $6.4 million, respectively.

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

We have a broad pipeline of both clinical and preclinical stage therapeutic and prophylactic programs. Our current therapeutic programs include VTP-300 for the treatment of chronic hepatitis B infection, or CHB, VTP-200 for the treatment of human papilloma virus infection, or HPV, VTP-850 for the treatment of prostate cancer, VTP-600 for the treatment of non-small cell lung cancer, or NSCLC, VTP-1000 for treatment of celiac disease, and VTP-1100 for treatment of HPV-associated cancers. The latter two programs are designed to utilize our SNAPvax platform. Our current prophylactic programs include VTP-400 for the prevention of herpes zoster, or shingles, and VTP-500 for the prevention of Middle East respiratory syndrome, or MERS. In addition, we co-invented a COVID-19 vaccine with the University of Oxford, the rights to which we assigned to Oxford University Innovation, or OUI, to facilitate the license of those rights by OUI to AstraZeneca UK Limited, or AstraZeneca. The vaccine, formerly referred to as AZD1222, is now authorized for use under the marketing name Vaxzevria in a number of countries. AstraZeneca has exclusive worldwide rights to develop and commercialize Vaxzevria.

On May 4, 2021, we completed our initial public offering, or IPO, pursuant to which we issued and sold 6,500,000 American Depository Shares, or ADSs, at a public offering price of $17.00 per ADS, resulting in net proceeds of $102.8 million, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we funded our operations primarily from private placements of our ordinary and preferred shares, private placements of loan notes convertible into ordinary shares, as well as from grants and licensing agreements, research tax credit payments, investments from non-controlling interest, and a $2.4 million upfront payment from OUI in July 2020 in connection with the Amendment, Assignment and Revenue Share Agreement, or the OUI License Agreement Amendment, related to the licensing of the COVID-19 vaccine, Vaxzevria. We do not expect to generate revenue from any of our own product candidates, excluding Vaxzevria, until we obtain regulatory authorization for one or more of such product candidates, if at all, and commercialize our products, or we enter into out-licensing agreements with third parties.

On March 28, 2022, pursuant to the OUI License Agreement Amendment, we were notified of the commencement of payments, arising from AstraZeneca’s commercial sales of Vaxzevria. Under the terms of an exclusive worldwide license agreement between OUI and AstraZeneca, we understand OUI is entitled to milestone payments and royalties on commercial sales of Vaxzevria that began after the pandemic period. As part of the assignment from us to OUI, we are entitled to receive approximately 24% of payments received by OUI from AstraZeneca. Our share of payments in the three and nine months ended September 30, 2022, recognized as revenue amount to approximately $6.2 million and $38.2 million, respectively, representing the amounts we have been notified of as due by OUI to date. Because of the limited history and continued volatility of receipts and the lack of visibility we have of the arrangements between AstraZeneca and OUI, we continue to fully constrain any revenue beyond the amounts that we have been notified of by OUI to date. There is, however, no guarantee that such payments will continue in the future and, if they do, that we will be notified of such payments in a timely manner. If we do not receive notification of our share of the payments in a timely manner, we may not be able to recognize the payments as revenue in the quarter they are earned.

On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of September 30, 2022, we have not issued or sold any ordinary shares represented by ADSs under the sales agreement.

We have incurred net losses each year since inception through to December 31, 2021. For the nine months ended September 30, 2022, we generated net income of $26.5 million. For the nine months ended September 30, 2021, we incurred net losses of $35.9 million. As of September 30, 2022, we had an accumulated deficit of $82.1 million and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and/or timing associated with the development of that product candidate or could prevent continuation of that program being in the company’s interests. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we might be required to expend significant additional financial resources and time on the completion of clinical development. In some circumstances, such as the emergence of a significantly more effective therapy from a competitor, it may be appropriate to discontinue a product candidate program. We expect that our cash balance as of September 30, 2022 will enable us to fund our operating expenses and capital requirements into the first quarter of 2025.

Recent Developments

On September 20, 2022, we announced the promotion of Gemma Brown to Chief Financial Officer.

On October 27, 2022, we announced the publication of research from VTP-1100 in Cell online that demonstrates anti-tumor activity achieved with intravenous, or IV, vaccination of a SNAPvax construct in an animal model. The study demonstrates that IV administration of SNAPvax primes and expands antigen-specific T cells and reverses suppression in the tumor microenvironment, which promotes T cell infiltration and tumor cell killing. An IND application submission is expected during the first half of 2023 for HPV related cancer.

On October 31, 2022, we announced the dosing of the first patient in HBV003, a Phase 2b clinical trial of VTP-300 to evaluate the optimal timing of low dose nivolumab and the impact of additional doses of the MVA boost for a sustained decline in HBsAG.

On November 7, 2022 Dr. Young-Suk Lim, Professor of Gastroenterology in the Liver Center at University of Ulsan College of Medicine presented a poster Phase 1b/2a clinical trial data on VTP-300 at the American Association for the Study of Liver Disease, or AASLD, Liver Meeting. The poster presentation showed VTP-300 immunotherapy, as monotherapy and when combined with low dose nivolumab at the boosting time point, was immunogenic and showed a reduction in HBsAg in well-controlled CHB patients, while exhibiting an excellent safety profile. Two of five patients dosed in cohort 3 (ChAdOx1-HBV + MVA-HBV with low dose nivolumab given at the boost) with starting HBSAg levels below 100, achieved non-detectable levels of surface antigen.

Impact of COVID-19

COVID-19 continues to have an impact, both directly and indirectly, on our business and operations, including continuing disruption to our clinical trial activities. Our study protocols have been amended so that participants who have previously received Vaxzevria (or any other adenovirus-based vaccine) wait for a minimum of three months between their last adenovirus vaccine and injection with our immunotherapeutic product candidates to prevent prior vector immunity affecting the study.

In the VTP-200 program, participant recruitment was delayed, and the last patient’s first visit is anticipated to be in the fourth quarter of 2022 with the last visit due by the end of 2023. Initial data is expected to be available in the first quarter of 2023.

For our Phase 1 (HBV001) clinical trial for VTP-300, recruitment of patients with Chronic Hepatitis B (CHB) in the UK was challenging, due to COVID-19 lockdowns. We completed recruitment for all cohorts in first quarter of 2022. For our Phase 1b/2a (HBV002) clinical trial for VTP-300, CHB patient recruitment was delayed in Taiwan, South Korea, and the United Kingdom due to the ongoing COVID-19 restrictions in those countries. Patient recruitment was also delayed in South Korea due to the roll out of Vaxzevria vaccine and vaccine hesitancy. Patient recruitment was completed in May 2022, an update to the interim efficacy data was announced on June 22, 2022 and updated efficacy data was presented at AASLD on November 7, 2022.

We continue to assess our business plans and the impact the COVID-19 is having on our ability to advance the development of our product candidates as a result of adverse impacts on the research sites, service providers, vendors, or suppliers on whom we rely, or to raise financing to support the development of our ongoing product candidate development. No assurances can be given that this analysis will enable us to avoid part or all of any impact from COVID-19, including downturns in business sentiment generally or in our sector in particular. The impact of government regulations, vaccine adoption rates (including boosters), the effectiveness of vaccines, and the continuing economic effects of the pandemic and containment measures may also further adversely impact our business. We cannot currently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties on whom we rely or with whom we conduct business were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and adversely impacted.

Impact of the Ukraine Crisis

In respect of the international situation in Ukraine, we have assessed the impact on the Company as minimal. We have no operations or suppliers based in Ukraine, Belarus, or Russia, and there is consequently no additional risk or negative impact on the unaudited condensed consolidated financial statements.

Impact of Global Economic Conditions and Inflationary Pressures

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition. These inflationary pressures and rising interest rates in the United States, the United Kingdom and elsewhere have given rise to increasing concerns that the U.S., U.K. and other economies are now in, or may soon enter, economic recession. Sustained inflationary pressures, increased interest rates, an economic recession or continued or intensified disruptions in the global financial markets could adversely affect our future financing capability or ability to access the capital markets. Additionally, we may incur future increases in operating costs due to additional inflationary increases.

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

In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. As a direct result of the OUI License Agreement Amendment, we received a payment of $2.4 million, of which we recognized $2.4 million as revenue during the year ended December 31, 2020. In March 2022, we were notified of the commencement of payments relating to commercial sales of Vaxzevria. Our share of payments for the three and nine month periods ended September 30, 2022, amount to approximately $6.2 million and $38.2 million respectively, representing the amounts we have been notified of as due by OUI to date. Because of the limited history of receipts and the lack of visibility we have of the arrangements between AstraZeneca and OUI, we continue to fully constrain any revenue beyond the amounts that we have been notified of by OUI to date.

We determined that we have no further performance obligations under the terms of the OUI License Agreement Amendment, which comprised the transfer of intellectual property rights only. Accordingly, we plan to recognize these and any future amounts as revenue when earned, and it is probable that a significant reversal of revenue will not occur.

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

Other Income (Expense)

Change in Fair Value

For the three and nine months ended September 30, 2022, we recognized a change in fair value in relation to the updated assumptions in the assessment of the contingent consideration fair value recognized from the acquisition of Avidea Technologies, Inc., or Avidea, on December 10, 2021. Significant judgment is used to determine the probability of success of achievement of the milestone and the date of the expected milestone.

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

The conversion was accounted for as an extinguishment of the convertible loan notes. As a result, the 12,421 Series B preferred shares issued on conversion were recognized at the settlement-date fair value of the Series B shares and a loss was recognized in earnings for the difference between (1) the fair value of those shares and (2) the sum of the carrying amounts of the convertible loan notes and the bifurcated conversion and redemption feature liability.

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

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or US GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue, expenses, accruals and prepayments for external manufacturing of clinical trial material as well as clinical study conduct, fair value of contingent consideration, impairment of goodwill and intangible assets, and the fair value of ordinary shares and share-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

We believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Going Concern

The condensed consolidated financial statements included elsewhere herein have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have financed our activities principally from the issuance of ordinary and preferred equity securities and convertible loan notes. We have experienced recurring losses since inception through to December 31, 2021 and expect to incur additional losses in the future in connection with research and development activities and general and administrative expenses. Our ability to continue as a going concern is dependent upon our ability to raise additional debt and equity capital. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us.

We generated a net income of $26.5 million and used $3.1 million in cash to fund our operating activities during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we incurred a net loss of $35.9 million and used $24.6 million in cash to fund our operating activities. We had an accumulated deficit of $82.1 million as of September 30, 2022. As of September 30, 2022, we had $200.1 million in cash and cash equivalents mainly as a result of equity issuance and the IPO in 2021, and revenues received from Vaxzevria in 2022. Our management believes that we have sufficient cash to support our operations into the first quarter of 2025, without additional financing. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, we may be forced to delay, reduce, or eliminate some or all of our research and development programs and product portfolio expansion, which could adversely affect our operating results or business prospects. Although our management continues to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. After considering the uncertainties, management consider it is appropriate to continue to adopt the going concern basis in preparing the condensed consolidated financial statements.

Convertible Loan Notes and Embedded Derivatives

We review the terms of convertible loan notes and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Derivative financial instruments are initially measured at fair value, and then re-valued at each reporting date, with changes in the fair value reported as charges or credits in the condensed consolidated statements of operations and comprehensive loss. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument exceed the total proceeds received an immediate charge in the condensed consolidated statements of operations and comprehensive loss is recognized in order to initially record the derivative instrument at fair value.

The discount from the face value of the convertible loan notes resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges in the condensed consolidated statements of operations and comprehensive loss, using the effective interest method.

Embedded derivatives bifurcated are presented along with the host contract on the condensed consolidated balance sheets.

In 2020, we entered into a series of unsecured convertible loan notes arrangements on various dates between July through November 2020. The Series B funding on March 15, 2021 constituted a qualified equity financing in accordance with the terms of the convertible loan notes. As a result, the convertible loan notes were converted on March 15, 2021 into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price and are no longer outstanding.

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

Amounts received by us as non-refundable upfront payments prior to satisfying the above revenue recognition criteria would be recorded as deferred revenue in our condensed consolidated balance sheets. Such amounts would be recognized as revenue over the performance period of the respective services on a percent of completion basis for each of the obligations.

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

Share-based Compensation

We grant options and restricted shares to employees and directors and account for share-based compensation using a fair value method. All of these arrangements are settled in equity at a predetermined price and generally vest over a period of three years. All share options have a life of 10 years before expiration. To the extent such incentives are in the form of share options, up until the first quarter of 2021, the options may have been granted pursuant bilateral EMI option awards or unapproved option awards. The EMI option award agreements provide for the grant of potentially tax favored Enterprise Management Incentive, or EMI, options, to our United Kingdom employees and directors. Options issued pursuant to such agreements have an exercise price agreed with HM Revenue & Customs. On April 8, 2021, we adopted the Vaccitech plc Share Award Plan 2021 and the Vaccitech plc Non-Employee Sub-Plan which is a sub-plan of the Vaccitech plc Share Award Plan 2021. Under the terms of the Vaccitech plc Share Award Plan 2021, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights or restricted shares. Upon adoption of the Vaccitech plc Share Award Plan 2021, no further awards are granted pursuant to the bilateral EMI option awards or unapproved option awards.

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

We measure share-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model for options. Black-Scholes utilizes assumptions related to expected term, forfeitures, volatility, the risk-free interest rate and the dividend yield (which is assumed to be zero, as we have not paid any cash dividends). For options granted prior to our IPO, we applied a discount for lack of marketability calculated using the Finnerty model.

The assumptions used in the Black-Scholes model to determine fair value for the share option grants during the nine months ended September 30, 2022 and 2021 were:

	Nine months	Nine months
	ended	ended
	September 30, 2022	September 30, 2021
Expected volatility	94.6%	110.8%
Expected term (years)	6.00	6.31
Risk-free interest rate	2.4%	1.1%
Expected dividend yield	0.0%	0.0%

For the nine months ended September 30, 2022, 2,265,040 share options were granted and 1,909,086 share options were granted for the nine months ended September 30, 2021.

Business Combinations

We acquired Avidea on December 10, 2021 and have accounted for the acquisition using the acquisition method of accounting. This required us to assess and make judgments as to whether the acquisition met the criteria of a business combination or an asset acquisition. In determining that the acquisition of Avidea met the criteria of a business combination we first used the “screen test” to assess whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. As the “screen test” was not met, as the identifiable assets were not substantially all of the fair value of the gross assets acquired, we then applied the “framework” for determining whether the acquired assets included at minimum, an input and substantive process that together significantly contribute to the ability to create output. We concluded that the framework criteria are met because the scientists make up an organized workforce that has the necessary skills, knowledge, or experience to perform processes that when applied to the developed technology (input) is critical to the ability to undertake research and development of a product that can be provided to a customer. The more than-insignificant amount of goodwill (including the fair value associated with the workforce) was also an indicator that management considered in determining that the workforce is performing a critical process. We therefore determined the acquisition to meet the definition of a business combination.

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

We acquired Avidea for an up-front amount of $33.3 million, of which $12.2 million was payable in cash and $21.1 million in 2,163,694 of American Depositary Shares of the Company. In addition, Avidea’s stockholders may be entitled to receive an aggregate of up to $40 million in additional payments, payable in a mixture of cash and ADSs, upon the achievement of certain milestones. This contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date, and subsequently remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in the condensed consolidated statements of operations and comprehensive loss. The fair value of contingent consideration is based on the probability of pursuit of the activity associated with the milestone, the probability of success of the achievement of the milestone, the expected date of milestone achievement and applying the relevant discount rate.

Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.

Goodwill and Purchased Intangible Asset

We test goodwill for impairment at least annually on November 30, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We have elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. The goodwill of $12.6 million recognized to September 30, 2022 wholly relates to the acquisition of Avidea on December 10, 2021. During the first quarter of 2022, the Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization fell below the value of the net assets of the Company, which continued through the second and third quarters of 2022. Therefore, the Company performed an interim qualitative assessment as of September 30, 2022 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. No additional qualitative indicators of impairment were identified during the three months period ended September 30, 2022. The Company will perform its annual goodwill impairment test as of November 30, 2022.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three months	Three months
	ended September	ended September
	30, 2022	30, 2021	Change
Revenue from Licenses, Grants & Services	$6,165	19	6,146
Operating expenses:
Research & development	9,744	4,371	5,373
General and administrative	(11,132)	1,184	(12,316)
Total operating (income)/expenses	(1,388)	5,555	(6,943)
Income/(loss) from operations	7,553	(5,536)	13,089
Other income (expense)
Change in fair value of contingent consideration	(317)	—	(317)
Interest income	1,024	—	1,024
Interest expense	11	—	11
Research and development incentives	(724)	959	(1,683)
Total other income	(6)	959	(965)
Tax benefit	674	7	667
Net income/(loss)	$8,221	(4,570)	12,791

Revenue

For the three months ended September 30, 2022, our revenue primarily consisted of $6.2 million from the OUI License Agreement Amendment with respect to payments from OUI in connection with commercial sales of Vaxzevria. For the three months ended September 30, 2021, our revenue consisted of service revenue from a research, collaboration and license agreement with Enara Bio.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three months	Three months
	ended September	ended September
	30, 2022	30, 2021	Change
Direct research and development expenses by program:
VTP-200 HPV	1,310	787	523
VTP-300 HBV	2,418	1,552	866
VTP-600 NSCLC	111	43	68
VTP-800/850 Prostate cancer	1,160	634	526
Other and earlier stage programs	1,687	(124)	1,811
Total direct research and development expenses	6,686	2,892	3,794
Internal research and development expenses:
Personnel-related (including share-based compensation)	2,626	1,376	1,250
Facility related	308	96	212
Other internal costs	124	7	117
Total research and development expense	9,744	4,371	5,373

Our research and development expenses for the three months ended September 30, 2022 and 2021 were $9.7 million and $4.4 million, respectively. Personnel-related expenses were $2.6 million and $1.4 million, respectively, as a result of the relative increase in our headcount across the offices in both the United Kingdom and United States. Direct research and development expenses for outside services, consultants and laboratory materials increased $3.8 million to $6.7 million for the three months ended September 30, 2022 from $2.9 million for the three months ended September 30, 2021 and mainly comprised of costs for clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of this, $1.8 million of the increase relates to other and earlier stage programs due to an increase in earlier stage activity including the preclinical programs launched in 2022 for VTP-1000 Celiac disease and VTP-1100 HPV cancer. $0.9 million of the increase pertains to progress in VTP-300, as announced at AASLD.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were a gain of $11.1 million due to the foreign exchange gain of $18.7 million primarily on revaluation of cash balances due to the fluctuations between the United States dollar and pound sterling exchange rates. General and administrative expenses for the three months ended September 30, 2022 excluding foreign exchange were $7.6 million, which were mainly attributable to personnel expenses of $2.8 million, including the share-based payment charge of $0.6 million, insurance costs of $1.5 million and legal and professional fees of $2.3 million.

General and administrative expenses for the three months ended September 30, 2021 were $1.2 million, which were mainly attributable to personnel expenses of $4.4 million, including the share-based payment charge of $2.9 million, insurance costs of $1.8 million and legal and professional fees of $0.8 million, offset by unrealized foreign exchange gain on cash revaluation of $5.8 million.

Change in fair value of contingent consideration

For the three months ended September 30, 2022, we recognized a change in fair value of $0.3 million in relation to the updated assumptions in the fair value assessment of the contingent consideration recognized for the acquisition of Avidea on December 10, 2021. For the three months ended September 30, 2021, there was no change in fair value of contingent consideration.

Interest Income

For the three months ended September 30, 2022, interest income was $1.0 million resulting from the interest earned on our short-term cash deposits held by Vaccitech (UK) Limited in United States dollars. For the three months ended September 30, 2021, interest income was $nil.

Research and Development Incentives

For the three months ended September 30, 2022 research and development incentives were an expense of $0.7 million as a result of a reduction in forecast losses available to surrender for the receipt of the research and development incentive in Vaccitech (UK) Limited. For the three months ended September 30, 2021, we accrued research and development incentives of $1.0 million.

Tax benefit

For the three months ended September 30, 2022 and 2021, the tax benefit was $0.7 million and $0.01 million respectively, which primarily relates to movements in deferred tax.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Nine months	Nine months
	ended September	ended September
	30, 2022	30, 2021	Change
Revenue from Licenses, Grants & Services	$38,246	$269	37,977
Operating expenses:
Research & development	30,165	13,490	16,675
General and administrative	(13,914)	15,332	(29,246)
Total operating expenses	16,251	28,822	(12,571)
Income/(loss) from operations	21,995	(28,553)	50,548
Other income (expense)
Change in fair value of derivatives embedded in convertible loan notes	—	5,994	(5,994)
Change in fair value of contingent consideration	(943)	—	(943)
Unrealized exchange gain on convertible loan notes	—	209	(209)
Loss on extinguishment of convertible loan notes	—	(13,789)	13,789
Interest income	1,776	2	1,774
Interest expense	3	(2,650)	2,653
Research and development incentives	1,150	2,789	(1,639)
Others	51	(3)	54
Total other income/(expenses)	2,037	(7,448)	9,485
Tax benefit	2,452	60	2,392
Net income/(loss)	$26,484	$(35,941)	62,425

1 indicates amount less than thousand

Revenue

For the nine months ended September 30, 2022, our revenue primarily consisted of $38.2 million from the OUI License Agreement Amendment with respect to payments from OUI in connection with commercial sales of Vaxzevria. For the nine months ended September 30, 2021, our revenue consisted of $0.2 million of reimbursement of research and development expenses from BARDA and $0.05 million of service revenue from a research, collaboration and license agreement with Enara Bio.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine months	Nine months
	ended September	ended September
	30, 2022	30, 2021	Change
Direct research and development expenses by program:
VTP-200 HPV	3,271	2,192	1,079
VTP-300 HBV	10,964	4,630	6,334
VTP-600 NSCLC	349	628	(279)
VTP-800/850 Prostate cancer	2,959	1,342	1,617
Other and earlier stage programs	3,933	609	3,324
Total direct research and development expenses	21,476	9,401	12,075
Internal research and development expenses:
Personnel-related (including share-based compensation)	7,549	3,821	3,728
Facility related	888	182	706
Other internal costs	252	86	166
Total research and development expense	$30,165	$13,490	16,675

Our research and development expenses for the nine months ended September 30, 2022 and 2021 were $30.2 million and $13.5 million, respectively. Personnel-related expenses were $7.5 million and $3.8 million, respectively, as a result of the increase in our headcount across the offices in both the United Kingdom and United States. Direct expenses for outside services and consultants and laboratory materials increased $12.1 million to $21.5 million for the nine months ended September 30, 2022 from $9.4 million for the nine months ended September 30, 2021 and were mainly comprised of costs for clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. $6.3 million of the increase pertains to progress in VTP-300, having completed the last patient visit in our HBV001 Phase 1 clinical trial in the United Kingdom in May 2022, and also completing enrollment in HBV002 in May 2022. Other and earlier stage programs increased $3.3 million due to an increase in earlier stage activity including the preclinical programs launched in 2022 for VTP-1000 Celiac disease and VTP-1100 HPV cancer.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were a gain of $13.9 million due to the foreign exchange gain of $39.1 million primarily on revaluation of cash balances due to the fluctuations between the United States dollar and pound sterling exchange rates, offset by general and administrative expenses. General and administrative expenses for the nine months ended September 30, 2022, excluding foreign exchange gain, were $25.2 million, which were mainly attributable to personnel expenses of $12.1 million, including the share-based payment charge of $5.8 million, insurance costs of $4.8 million and legal and professional fees of $4.6 million.

General and administrative expenses for the nine months ended September 30, 2021 were $15.3 million, which were mainly attributable to personnel expenses of $15.5 million, including the share-based payment charge of $11.6 million, insurance costs of $3.0 million and legal and professional fees of $2.2 million, offset by unrealized foreign exchange gain on cash balances of $6.2 million. The share-based payment charge includes a one-off expense relating to the RSUs that vested upon the successful completion of our IPO.

Change in fair value of derivatives embedded in convertible loan notes

For the nine months ended September 30, 2022, the change in fair value of embedded derivatives was $nil. For the nine months ended September 30, 2021, we recognized a change in fair value of $6.0 million in relation to the conversion and redemption features embedded in the convertible loan notes.

Change in fair value of contingent consideration

The change in fair value of contingent consideration for the nine months ended September 30, 2022 was a $0.9 million expense in relation to the updated assumptions in the fair value assessment of the contingent consideration recognized for the acquisition of Avidea on December 10, 2021. The change in fair value of contingent consideration for the nine months ended September 30, 2021 was $nil.

Loss on extinguishment of convertible loan notes

There was no loss on extinguishment of convertible loan notes for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, we recognized a loss of $13.8 million related to conversion of convertible loan notes into 12,421 Series B preferred shares. The loss is a difference between (1) the fair value of those shares ($53.7 million) and (2) the sum of the carrying amounts of the convertible loan notes of $25.6 million, and the bifurcated conversion and redemption feature liability of $14.4 million.

Interest Expense

For the nine months ended September 30, 2022, interest expense was $0.003 million, which relates to the interest paid on the debt recognized on the acquisition of Avidea on December 10, 2021, which was repaid in full in the first quarter of 2022. For the nine months ended September 30, 2021, interest expense was $2.7 million, which primarily relates to our convertible loan notes, which carried a market rate of interest.

Interest Income

For the nine months ended September 30, 2022 and 2021, interest income was $1.8 million and $0.002 million respectively, which primarily result from the interest earned on our short-term cash deposits and cash balances held by Vaccitech (UK) Limited in United States dollars.

Research and Development Incentives

For the nine months ended September 30, 2022 and 2021, we accrued research and development incentives of $1.2 million and $2.8 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs primarily in the United Kingdom. We account for such relief received as other income.

Tax benefit

For the nine months ended September 30, 2022 and 2021, the tax benefit was $2.5 million and $0.06 million respectively, which primarily relates to movements in deferred tax.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, and most recently from upfront, royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment and the issuance of convertible loan notes. Through September 30, 2022, we had received gross proceeds of approximately $324.8 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of September 30, 2022, we had cash and cash equivalents of $200.1 million. Key financing and corporate milestones include the following:

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

On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of September 30, 2022, we have not issued or sold any ordinary shares represented by ADSs under the sales agreement.

We do not currently expect positive cash flows from operations in the foreseeable future, if at all. Historically, we have incurred operating losses as a result of ongoing efforts to develop our heterologous ChAdOx1-MVA prime-boost immunotherapy platform and our product candidates, including conducting ongoing research and development, preclinical studies, clinical trials, providing general and administrative support for these operations and developing our intellectual property portfolio. We expect to continue to incur net negative cash flows from operations for at least the next few years as we progress clinical development, seek regulatory approval, prepare for and, if approved, proceed to manufacture and commercialization of our most advanced product candidates. Operating profits may arise earlier if programs are licensed or sold to third parties before final approval, but this cannot be guaranteed.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Nine months	Nine months
	ended September	ended September
	30, 2022	30, 2021
Net cash used in operating activities	(3,088)	(24,611)
Net cash used in investing activities	(5,164)	(722)
Net cash (used)/provided by financing activities	(159)	222,733
Effect of exchange rates on cash and cash equivalents	(5,539)	(6,795)
Net (decrease)/increase in cash and cash equivalents	(13,950)	190,605

Cash Used in Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $3.1 million, primarily resulting from our net income of $26.5 million primarily as a result of $38.2 million in revenue, adjusted by foreign exchange gain on translation of $36.6 million, share based compensation of $7.8 million, depreciation and amortization of $3.1 million, non-cash lease expenses of $0.8 million, and changes in our operating assets and liabilities, net of $2.9 million primarily resulting from the OUI receivable for the third quarter revenue, and an increase in prepaid expenses due to the payment of annual insurance premiums that occurred in the second quarter, netted by an increase in accrued expenses.

During the nine months ended September 30, 2021, net cash used in operating activities was $24.6 million, primarily resulting from our net loss of $35.9 million, adjusted by fair value gain on embedded derivatives of $6.0 million, loss on conversion of convertible loan notes of $13.8 million, share-based compensation of $12.9 million, non-cash interest expense of $0.8 million, depreciation and amortization of $0.3 million, unrealized foreign exchange gain on convertible loan notes of $0.2 million and changes in our operating assets and liabilities, net of $10.2 million.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities was $5.2 million primarily resulted from capital expenditures related to our new headquarters in Harwell, United Kingdom. During the nine months ended September 30, 2021, cash used in investing activities was $0.7 million, which resulted from capital expenditures in connection with laboratory improvements and purchases of property and equipment for our office in Oxford, United Kingdom.

Net Cash (Used)/Provided by Financing Activities

During the nine months ended September 30, 2022, cash used in financing activities was $0.2 million resulting from the repayment of debt incurred previously by the acquired company Avidea (acquired on December 10, 2021, and subsequently became Vaccitech North America, Inc.). During the nine months ended September 30, 2021, cash provided by financing activities was $222.7 million primarily consisting of $121.8 million net proceeds from the issuance of Series B shares and $102.8 million of net proceeds from the IPO.

Effect of exchange rates on cash and cash equivalents

During the nine months ended September 30, 2022 and 2021, the effect of foreign exchange on cash and cash equivalents was losses of $5.5 million and $6.8 million respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.

Future Funding Requirements

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, through to December 31, 2021. We began to be profitable in 2022 but continue to maintain negative operating cash flows. As of September 30, 2022, we had an accumulated deficit of $82.1 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Our future capital requirements may depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our current and future product candidates and programs, and of conducting preclinical studies and clinical trials;
●	the number and development requirements of other product candidates that we may pursue, and of other indications for our current product candidates that we may pursue;
●	the stability, scale and yield of future manufacturing processes as we scale-up production and formulation of our product candidates either internally or externally for later stages of development and commercialization;
●	the timing of success achieved and the costs involved in obtaining regulatory and marketing approvals and developing our ability to establish license or sale transactions and/or sales and marketing capabilities, if any, for our current and future product candidates if clinical trials and approval processes are successful;
●	the success of our collaborations with CanSino, CRUK and the Ludwig Institute and any future collaboration partners;
●	the success of OUI’s licensed product candidate with AstraZeneca;
●	our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements;
●	the cost to the company of commercialization activities for our current and future product candidates that we may take on, whether alone or with a collaborator;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent and other intellectual property claims, including litigation costs and the outcome of such litigation;
●	the timing, receipt and amount of sales of, or royalties or other income from, our future products, if any; and
●	the emergence and success or otherwise of competing oncology and infectious disease therapies and other market developments.

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

Based on our research and development plans, we expect that the net proceeds from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.

Lease, Purchase, and Other Obligations

We have operating lease obligations related to our property, plant and equipment. The obligations related to both short- and long-term lease arrangements are set forth in Note 15 “Commitment and Contingencies” to our condensed consolidated financial statements.

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

We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of September 30, 2022.

Emerging Growth Company Status

We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ADSs held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency and Currency Translation

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Vaccitech plc and its consolidated subsidiaries, Vaccitech (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Vaccitech North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Vaccitech Australia Pty, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Vaccitech Italia S.R.L, is the euro. Our cash and cash equivalents as of September 30, 2022 consisted primarily of cash balances held by Vaccitech (UK) Limited in United States dollars.

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

Interest Rate Sensitivity

We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash and cash equivalents of $200.1 million as of September 30, 2022, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, we concluded that as of September 30, 2022 our disclosure controls and procedures were not effective due to the material weaknesses previously identified and disclosed, not being remediated as of September 30, 2022. In connection with the audits of our consolidated financial statements for each of the years ended December 31, 2020, and 2021, our management and independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. As a result, a number of adjustments to our consolidated financial statements for the year ended December 31, 2020 and 2021 were identified and corrected during the course of the quarterly review and audit process.

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

We commenced measures to remediate these material weaknesses, including hiring a new Head of Financial Reporting at the end of the third quarter of 2021, engaging with consultants with appropriate experience and technical accounting knowledge, and additional staff. The additional personnel are overseeing the implementation of improved processes and internal controls, building our financial management and reporting infrastructure. We continue to engage with third party specialists, as required, for complex accounting matters. Our management concluded that the material weakness related to the application of United States GAAP as described above had been remediated as of December 31, 2021.

We have hired a Group Financial Controller and U.S Finance Manager whose roles are to enhance policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions. Additionally, we are taking measures to address the IT general control environment through the implementation of a new enterprise resource planning system, of which we are in the final stages of implementation. Although we have made progress to enhance our in-house accounting and finance functions and IT general control environment, management have concluded that the material weaknesses identified cannot be considered as remediated as of September 30, 2022, and may not be remediated as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 25, 2022 and Quarterly Reports on Form 10-Q as filed with the SEC on May 11, 2022 and August 9, 2022.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2022 that were not registered under the Securities Act.

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
2.1

Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated May 9, 2022, by and between Vaccitech plc and Benjamin Eisler, as the Securityholder Agent (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40367), filed with the Securities and Exchange Commission on August 9, 2022)

3.1

Articles of Association of the Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40367) filed with the Securities and Exchange Commission on May 10, 2021).

4.1

Registration Rights Agreement, dated August 9, 2022, by and among Vaccitech plc and the investors listed thereto (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40367), filed with the Securities and Exchange Commission on August 9, 2022)

10.1*	Service Agreement with Gemma Brown, effective September 15, 2022
10.2*	Form of Indemnification Agreement between the Registrant and each of its directors and officers
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
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

VACCITECH PLC

Date: November 10, 2022	By:	/s/ William Enright
William Enright
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Gemma Brown
Gemma Brown
Chief Financial Officer (Principal Financial
and Accounting Officer)