Form 10-K
period 2022-12-31
Vaccitech plc
filed 2023-03-24
CIK 1828185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-40367

VACCITECH PLC

(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 6-10, Zeus Building

Rutherford Avenue

Harwell

Didcot, OX11 0DF, United Kingdom

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares, nominal value £0.000025 per share, in the form of American Depositary Shares, held by non-affiliates was approximately $165.6 million.

The number of shares outstanding of the registrant’s ordinary shares, nominal value £0.000025 per share, as of March 17, 2023: 38,338,764 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

VACCITECH PLC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

We own various trademark registrations and applications, and unregistered trademarks, including our name, our corporate logo and technologies acquired as part of our acquisition of Avidea Technologies, Inc. in December 2021. We own the Vaccitech registered trademark for the United Kingdom. All other trade names, trademarks and service marks of other companies appearing in this prospectus are the property of their respective holders. Solely for convenience, the trademarks and trade names in this prospectus may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

From time to time, we may use our website, our Twitter account at @Vaccitechplc and our LinkedIn account at linkedin.com/company/Vaccitech-plc/to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.vaccitech.co.uk. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Twitter posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains express or implied forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward- looking statements and opinions contained in this Annual Report are based upon information available to our management as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological License Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency, United Kingdom Medicines and Healthcare products Regulatory Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current and future product candidates and programs into, and successfully complete, clinical trials;
●	our ability to establish future or maintain current collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	any expectations surrounding the payments we could potentially receive pursuant to the AstraZeneca License Agreement;
●	the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates;
●	our and our collaborators’ ability to obtain, maintain, defend and enforce our intellectual property protection for our product candidates, and the scope of such protection;
●	our manufacturing, commercialization and marketing capabilities and strategy;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved products;
●	regulatory developments in the United States and foreign countries;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the accuracy of our estimates of our annual total addressable markets, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends;

●	the impact of global economic and political developments on our business, including rising or sustained high inflation and capital market disruptions, the current conflict in Ukraine, disruptions in the banking industry, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our ordinary shares and ability to access capital markets; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

●	We are a clinical-stage biopharmaceutical company with a limited operating history. We have incurred significant losses since inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.
●	Actual payments we may receive in connection with certain milestones or net sales under the AstraZeneca License Agreement may differ materially from those described in this Annual Report, and there can be no assurance that we will receive any such payments at all.
●	We have not yet generated any material revenue from our product candidates.
●	If we engage in further acquisitions or future strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
●	We may require substantial additional funding in the future. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
●	If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval or reimbursement and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	Clinical development involves a lengthy and expensive process with uncertain outcomes, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all. If our preclinical studies and clinical trials are not sufficient to support marketing authorization of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.
●	Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures that could result in material changes in the final data.
●	Our product candidates are based on a novel approach to the treatment of cancer, which makes it difficult to predict the time and cost of product candidate development.
●	Our product candidates may cause serious adverse events, serious side effects or have other properties that could halt their clinical development, prevent their marketing authorization, require expansion of the trial size, limit their commercial potential or result in significant negative consequences.
●	If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
●	The market opportunities for certain of our oncology product candidates may be relatively small as it may be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.

●	We may form or seek additional collaborations or strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances or licensing arrangements.
●	The marketing authorization processes of the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA), Medicines and Healthcare products Regulatory Agency (MHRA) and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing authorizations for our product candidates, or the marketing authorization is for a narrower indication than we seek, our business will be substantially harmed.
●	Even if we receive marketing authorization for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	If we are unable to obtain and maintain patent protection for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop and our technology may be adversely affected.
●	Our rights to develop and commercialize our technology and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others and if we fail to comply with our current or future obligations in any agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
●	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
●	We will need to grow the size of our organization and we may experience difficulties in managing this growth.
●	We identified material weaknesses in connection with our internal control over financial reporting. Although we are taking steps to remediate these material weaknesses, we may not be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.
●	If we were classified as a passive foreign investment company, it would result in adverse U.S. federal income tax consequences to U.S. Holders (as defined below).
●	A variety of risks associated with operating our business internationally could materially adversely affect our business.
●	Our business and results of operations may be negatively impacted by the UK’s withdrawal from the EU.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious diseases, cancer, and autoimmunity. We aim to treat and prevent infectious diseases and cancer by using our proprietary platforms to develop product candidates that stimulate powerful, targeted immune responses against pathogens, infected cells, and tumor cells. We design these product candidates to stimulate immune responses that are robust, highly specific, and are differentiated by the magnitude of the T cell populations induced, which exhibit critical functionality and durability. In the field of autoimmunity, we use our proprietary platform to develop product candidates that are designed to induce regulatory T cells to suppress specifically pathogenic autoimmune responses and prevent/reverse autoimmunity. We are focused on applying our platform capabilities and the expertise of our team to address significant unmet medical needs in two settings—the therapeutic setting, for the treatment of chronic infectious diseases, cancer, and autoimmunity; and the prophylactic setting, for the prevention of infectious diseases, based on our platform’s ability to respond rapidly to epidemic and pandemic threats.

We have a broad pipeline of both clinical and preclinical stage therapeutic and prophylactic programs. Our current therapeutic programs include VTP-300 for the treatment of chronic hepatitis B infection, or CHB, VTP-200 for the treatment of human papilloma virus infection, or HPV, VTP-850 for the treatment of prostate cancer, VTP-600 for the treatment of non-small cell lung cancer, or NSCLC, VTP-1000 for treatment of celiac disease, and VTP-1100 for treatment of HPV-associated cancers. The latter two programs are designed to utilize our SNAPvaxTM platform. Our current prophylactic programs include VTP-400 for the prevention of herpes zoster, or shingles, and VTP-500 for the prevention of Middle East respiratory syndrome, or MERS. In addition, we co-invented a COVID-19 vaccine with the University of Oxford, the rights to which we assigned to Oxford University Innovation, or OUI, to facilitate the license of those rights by OUI to AstraZeneca UK Limited, or AstraZeneca. The vaccine, formerly referred to as AZD1222, is now authorized for use under the marketing name Vaxzevria in a number of countries. AstraZeneca has exclusive worldwide rights to develop and commercialize Vaxzevria.

Scientists have successfully harnessed the immune system to prevent and treat diseases using a wide range of approaches over hundreds of years. In the prophylactic setting, vaccines aim to create long-lasting protective immunity, while in the therapeutic setting, immunotherapeutics aim to balance the body’s immune response either by strengthening it to enable clearance of pathogens and infected or cancerous cells, or by dampening it to limit inflammation and tissue damage due to autoimmune hyperactivity. A key element of the immune system is specialized white blood cells, or lymphocytes. B cells and T cells are the two main types of lymphocytes. B cells are responsible for generating antibodies while T cells assist in the clearance of acute and chronic infections, such as hepatitis B virus and HPV, and are involved in killing cells that become cancerous. Although designed to be protective, these immune cells can also be hyperactive and, when targeted against self, they are responsible for tissue-specific damage in many autoimmune conditions.

Over the past three decades, hundreds of trials have examined a wide variety of approaches that induce the production of cytotoxic, or CD8+, T cells against infected and cancerous cells. These trials have demonstrated that different approaches induce different breadths and magnitudes of immune response. While there have been many successes, certain diseases requiring a robust CD8+ T cell response have remained resistant to existing approaches. Infected or cancerous cells are recognized through specific molecules, or antigens, which induce an immune response in the human body. Our platforms are designed to stimulate the production of very high levels of T cells, in addition to antibodies, against such antigens. Our approach for the treatment or prevention of a disease with a known target antigen is to prime the immune system with an initial injection of a proprietary platform encoded with the target antigen. In the therapeutic setting, this is typically followed by a boost with a second, different, platform encoded with the same antigen. This is known as a heterologous prime-boost, or a mix and match approach. We employ unique antigen design strategies to optimize immune presentation and maximize the desired type of antibody and/or T cell immunogenicity that we are seeking to induce. This heterologous prime-boost approach has been shown to provide the highest magnitude and durable immunogenic CD8+ T cell response induced in humans to date. Our platforms are further differentiated by their flexibility, applicability across diseases in both the therapeutic and prophylactic setting, favorable tolerability profile and proven rapid production on a large scale.

Autoimmunity develops when the tolerance checkpoints meant to maintain a state of unresponsiveness of our immune system towards self-antigens are lost. It results in abnormal immune reaction against our own tissues, causing tissue damage and disease. Although the past two decades have seen incredible progress in the treatment of chronic inflammatory and autoimmune diseases, current therapies still rely heavily on the use of non-specific immunosuppressive agents and supportive therapies. These may efficiently dampen inflammation and compensate organ dysfunction to some degree, but they require lifelong treatment and their lack of specificity for the pathogenic mechanism only can lead to several, sometimes life-threatening, side effects. A far less aggressive approach is to restore immune tolerance to self-antigens, in an antigen-specific manner, enabling to selectively blunt autoinflammation and control the disease without impairing protective immunity to pathogens and cancer. Our SNAPvax tolerizing platform is comprised of several self-antigens involved in the disease associated with a tolerizing immunomodulator. It is specifically designed to induce self-antigen-specific regulatory T cells, whose main function is to control immune responses by means of direct cell-cell contact, release of soluble factors, or indirectly via antigen-presenting cells, thereby controlling hyperactive autoreactive pathogenic T cells specifically.

In 2022, we achieved a number of strategic, operational, and financial objectives, which we believe positions us to deliver on our long-term plans:

●	In January, Cancer Research UK, Vaccitech and the Ludwig Institute for Cancer Research (Ludwig), announced the first patient dosed in the MAGE trial, which is testing a novel immunotherapeutic, VTP-600, in patients with the most common type of lung cancer.
●	In April, we announced the commencement of royalty payments relating to commercial sales of Vaxzevria. The Company’s share of milestone and royalty payments received by OUI from AstraZeneca recognized as revenue for the year ended December 31, 2022, amounted to $43.7 million.
●	In April, the Company launched two programs utilizing our proprietary SNAPvax platform: an immunostimulatory one to target HPV-associated cancer utilizing the SNAPvax platform and moved forward with a tolerizing one designed to induce regulatory T cells in patients with celiac disease. IND applications are expected to be filed for VTP-1100, in HPV cancer, and VTP-1000, targeting celiac disease during the second half of 2023.
●	In April, we received scientific advice from the EMA defining a licensure pathway for the candidate MERS vaccine, VTP-500, which helps the Company to both plan and estimate expenses of the development pathway more accurately and completely.
●	In May, we completed enrollment for a Phase 1b/2a clinical trial, HBV002, to evaluate the safety and immunogenicity of VTP-300, both as monotherapy and in combination with an anti-PD-1 blocking agent, in patients with chronic Hepatitis B whose HBV infection has been suppressed with oral antiviral medication. We expect to announce final topline data in the first quarter of 2023.
●	In June, Arbutus Biopharma Corporation (Arbutus) dosed the first patient in a randomized, multi-center, blinded, Phase 2a clinical trial to evaluate the safety, antiviral activity and immunogenicity of the combination of Arbutus’ RNAi therapeutic candidate, AB-729, with the Company’s T-cell stimulating immunotherapeutic, VTP-300, and standard-of-care nucelos(t)ide reverse transcriptase inhibitor therapy for the treatment of patients with virology-suppressed chronic HBV infection. We expect to announce interim efficacy data in the fourth quarter of 2023.
●	In June, at the 2022 EASL International Liver Congress™, the Company presented HBV002 data showing that VTP-300, both as monotherapy and in combination with a single low dose of Nivolumab (PD1 blocker) at the time of the booster dose, induced sustained reductions of HBV surface antigen (HBsAg) in some patients, and a robust T cell response, of which CD8+ T cells were predominant, against all encoded antigens in patients with chronic HBV infection.
●	In June, the Company entered into a lease agreement for approximately 19,700 square feet in Germantown, Maryland. The site will house the Company’s state-of-the-art wet laboratory and office space in the United States.
●	In July, the Company enrolled the 60th patient into the Company’s Phase 1b/2 clinical trial of VTP-200, HPV001, to evaluate a potential treatment for persistent high-risk HPV infection.
●	In July, we completed the relocation of our headquarters to Harwell, Oxfordshire, United Kingdom.

●	In August, the Company filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of December 31, 2022, we sold 307,139 ordinary shares represented by ADSs under the sales agreement, amounting to gross proceeds of $0.7 million.
●	In October, we announced the publication of research from VTP-1100 in Cell that demonstrated anti-tumor activity achieved with intravenous (IV) administration of a SNAPvax construct in an animal model. The study demonstrated that IV administration of SNAPvax targeted and expanded antigen-specific T cells and reversed suppression in the tumor microenvironment, which promotes T cell infiltration and tumor cell killing.
●	In October, we announced the dosing of the first patient in HBV003, a Phase 2b clinical trial of VTP-300 designed to evaluate different regimens of low dose nivolumab and the impact of additional doses of the MVA boost, with the aim of maximizing a sustained decline in HBsAg.
●	In November, Dr. Young-Suk Lim, Professor of Gastroenterology in the Liver Center at University of Ulsan College of Medicine, presented a poster reporting interim HBV0002 Phase 1b/2a clinical trial data on VTP-300 at AASLD. The poster presentation showed VTP-300 immunotherapy, as monotherapy and when combined with low dose nivolumab at the boosting time point, was immunogenic and showed a sustained reduction in HBsAg in well-controlled CHB patients, and was administered with no treatment related SAEs and infrequent transient transaminitis. Two of five patients dosed in cohort 3 (ChAdOx1-HBV + MVA-HBV with low dose nivolumab given at the boost) with starting HBsAg levels below 100 achieved non-detectable levels of surface antigen at the data cutoff.
●	In December, the FDA cleared our IND for VTP-850 to be evaluated in PCA001, a Phase 1/2 open-label clinical trial of in patients with rising PSA after definitive local therapy for prostate cancer. We expect to announce the first patient dosed in the second quarter of 2023.
●	In December, the Company completed enrollment into the Phase 1b/2 clinical trial of VTP-200, HPV001, to evaluate a potential treatment for persistent high-risk HPV infection. We expect to announce the full data from this trial in the first quarter of 2024.

Our Platforms

Our proprietary platforms comprise several components that either 1) when combined, allow us to develop product candidates designed to induce high and durable levels of antigen-specific T cells and B cells to prevent and treat infectious diseases and cancer, or 2) induce regulatory T cells and/or decrease T cell activation to specifically control autoreactive immune cell hyperactivity.

The key elements of our first platform include our proprietary modified simian adenoviral vectors, known as ChAdOx1 and ChAdOx2, as well as the well-validated Modified Vaccinia Ankara, or MVA, boost vector, both with demonstrable tolerability profiles and an inability to replicate in humans. We believe both ChAdOx1 and MVA have favorable tolerability profiles, based on extensive clinical testing performed by us and others. MVA has also been administered in commercial use and in multiple clinical trials to over 130,000 people without significant safety issues, including 120,000 of whom received it as a next-generation smallpox vaccine in Germany. The combination of a ChAdOx prime with MVA boost has consistently generated significantly higher magnitudes of CD8+ T cells as compared to other technologies and approaches. We have also developed proprietary enhancements for both our ChAdOx and MVA vectors to increase T cell induction and response, and we employ unique antigen design strategies to optimize in vivo immune presentation and maximize the desired type of immunogenicity while maintaining an optimal tolerability profile. In addition, our understanding and expertise in manufacturing optimization has allowed us to manipulate adenovirus genomes to enable rapid generation of recombinant adenoviral vectors at Good Manufacturing Practice, or GMP, standards at exceptional speed and significant scale.

With the acquisition of Avidea Technologies, Inc. or Avidea, in December 2021, we have added SNAPvax to our proprietary platforms. SNAPvax is a modular immunotherapy platform that is designed to leverage self-assembling nanoparticles containing multiple targeted peptide antigens and immunomodulators to key immune cell populations for promoting T cell immunity. A recent article in Nature Biotechnology described SNAPvax as among the most effective immunotherapy platforms for inducing T cell immunity reported to date. Another article in Nature Biotechnology reported that SNAPvax enables repeated intravenous, or IV, administration to maximize efficacy.

Within oncology, we are advancing assets based on the SNAPvax cancer immunotherapy platform, or SNAPvax CI, co-delivering tumor antigens and an immunostimulant (TLR7/8a) for use in heterologous prime-boost regimens for treating advanced cancers. SNAPvax CI is designed to provide a unique advantage as compared to other cancer immunotherapy candidates as it can be repeatedly administered to engage every stage of the cancer immunity cycle (T cell priming and expansion; tumor inflammation; T cell recruitment; and T cell licensing) to potentially maximize therapeutic benefit.

Outside oncology, we are advancing assets based on the SNAPvax tolerizing immunotherapy platform, or SNAPvax TI, to treat autoimmune diseases with known autoantigens. SNAPvax TI contains autoantigens and immunomodulators (e.g., mTOR inhibitors) to specifically induce regulatory T cells, crucial to maintaining tolerance to self-antigens. Its unique design allows for trafficking to lymphoid organs and local tissues, where Treg induction occurs and their activity is required to maximize therapeutic benefit.

We have several therapeutic programs in our pipeline focusing on infectious diseases, oncology and immune tolerance.

Our Pipeline

The chart below provides key information about our programs.

VTP-300: An Immunotherapeutic Targeting Chronic HBV Infection

In May 2022, we completed the last patient visit in our HBV001 Phase 1 clinical trial in the United Kingdom. Two types of participants were enrolled: healthy participants and participants with CHB whose infection has been suppressed with oral antiviral therapies. The primary objective of the HBV001 trial is to evaluate the safety and tolerability of different doses of a single vaccination of ChAdOx1-HBV. In addition, the secondary objectives are to determine the immunogenicity of ChAdOx1-HBV and to determine the effect of ChAdOx1-HBV on the level of HBsAg in the participants with chronic HBV infection. All cohorts of healthy volunteers and patients with chronic HBV infection have completed treatment and follow up. No serious adverse events have been reported as of the date of this report.

We have used genotype C HBV antigen sequences in our VTP-300 vectors to target the most prevalent CHB genotype. However, we believe VTP-300 may induce cross-reactive T cell responses with other prevalent genotypes. Therefore, we also aim to determine if the T cell responses induced by the ChAdOx1-HBV viral vector used in this trial can potentially cross-react with other common HBV genotypes. The criteria for CHB patients to be enrolled in this trial were (i) infection that has been suppressed with oral antiviral medication (HBV DNA < 40 copies/mL) and (ii) relatively low levels of cccDNA markers (HBsAg < 10,000 IU/ml). As higher levels of CD8+ T cell induction are likely to occur in healthy controls, these samples are utilized to map the responses induced by VTP-300, to assess cross-reactivity with peptides, representing consensus sequences from genotypes B and D, which are more common in both the United States and Europe.

In addition, we are conducting a Phase 1b/2a clinical trial, HBV002, to evaluate the safety and reactogenicity of VTP-300 with or without a low-dose (0.3 m/kg) anti-PD-1 in CHB patients whose infection has been suppressed with oral antiviral medication. HBV002 enrollment was completed in May 2022.

In the HBV002 trial, we enrolled CHB patients in four treatment groups. The primary objective of this trial is to determine the safety and reactogenicity of the following in participants with chronic HBV infection and virally suppressed with oral antiviral medication: 1. MVA-HBV (prime-boost); 2. ChAdOx1-HBV and MVA-HBV (prime-boost); 3 and 4 ChAdOx1-HBV and MVA-HBV and nivolumab (prime-boost + anti-PD-1). The secondary objectives are to evaluate immunogenicity, PD-1 blockade timing, and the effect on the levels of hepatitis B markers, including HBsAg, hepatitis B surface antibody seroconversion, hepatitis B DNA, HBeAg, in CHB patients. The majority of the patients were recruited in Taiwan and South Korea and these territories were selected due to the high prevalence of HBV genotype C virus in Asia. Patients were also enrolled in the United Kingdom.

Since the participants are already infected with HBV, we thought it was possible that natural priming could eliminate the need for the prime-boost regimen. Hence, Group 1 of the HBV002 trial was designed to compare MVA-HBV given twice with the ChAdOx1-HBV plus MVA-HBV heterologous approach used in Group 2. We expected that the regimen given to Group 2 would be more immunogenic and planned to further explore this prime/boost regimen in Groups 3 and 4. The dosing regimen was ChAdOx1-HBV (day 0) and MVA-HBV and low-dose nivolumab (day 28) for Group 3 and ChAdOx1-HBV and low-dose nivolumab (day 0) and MVA-HBV and low-dose nivolumab (day 28) for Group 4.

In the cancer field, the use of an anti-PD-1 prior to vaccination has been reported to result in diminished T cell responses as compared to later administration. Whether the anti-PD-1 can be given simultaneously with the priming dose, or should follow it, is yet to be determined. Thus, in this protocol, we evaluated both regimens. Group 3 employed the low dose nivolumab given only at the boost, whereas Group 4 administered the nivolumab at both the prime and the boost dose. Nivolumab has been used in earlier immunotherapy trials at 1/10 the licensed dose for oncology indications and has been shown to give full peripheral blood T cell receptor occupancy for up to over one month.

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

We believe that the interim analysis from the HBV002 Phase 1b/2a suggests that VTP-300 could become part of a regimen that can attain a functional cure. In October 2022, we dosed our first patient in HBV003, a Phase 2b clinical trial to explore the optimal regimen. Although VTP-300 encodes genotype C antigens, many of these peptides are also expressed by other HBV genotypes. Our data indicate that VTP-300 is capable of inducing responses to non-genotype C HBVs, so we will aim to demonstrate activity against non-genotype C infected patients. We will also plan to evaluate additional combination regimens, such as next-generation modalities including RNA interference molecules, and may evaluate further potential collaboration partnerships. We may also evaluate VTP-300 in a trial in mainland China.

EASL and AASLD Poster Update to Interim Analysis of Safety and Efficacy Data from HBV002 Study

On June 22, 2022, we announced an update to the interim analysis of safety and efficacy data from the HBV002 study (NCT04778904), which was presented as a poster at the 2022 EASL International Liver CongressTM. The updated analysis, which included 39 patients with three-months of follow up, showed that VTP-300 as a monotherapy or in combination with low-dose nivolumab was administered with no treatment-related serious adverse events and that two patients experienced mild, rapidly resolving transaminitis. Meaningful and durable reductions of HBsAg were seen in some patients who received VTP-300 as either a monotherapy or in combination with a single low dose of nivolumab at the time of booster dose. Declines were most prominent in patients with lower baseline HBsAg at the time of enrollment. In all patients who had a HBsAg decline greater than 0.5 log10, the reductions of HBsAg were durable until the last measurement (up to eight months after the last dose). A robust T cell response against all encoded antigens, measured by overnight stimulation, was observed following VTP-300 administration, notable for marked CD8+ T cell predominance. Enrollment in the HBV002 study is complete with 55 patients enrolled.

On November 7, 2022, we announced an update to the interim analysis of safety and efficacy data from the HBV002 study (NCT04778904), which was presented as a poster at the 2022 American Association for the Study of Liver Disease (AASLD) - The Liver Meeting® by Dr. Young-Suk Lim, Professor of the Department of Gastroenterology and the Liver Center, Asian Medical Center, University of Ulsan College of Medicine, Korea. The updated analysis, which included 55 patients with three months of follow up, showed that VTP-300 induced meaningful, sustained reductions of HBV surface antigen (HBsAg) in people with chronic HBV. Declines were most prominent in patients with lower baseline HBsAg. HBsAg is a hallmark of chronic HBV infection. Fewer than 10% of patients on current standard-of-care HBV therapies achieve sustained HBsAg decrease or loss, a state associated with functional cure of the disease. Group 3 (N=18) patients received VTP-300 in combination with a single low dose of nivolumab at the time of the booster dose, and the mean log10 reduction in HBsAg was 0.8 (n=18) at 3 months, 0.9 (n=10) at 6 months, and 1.3 (n=7) at 9 months, with more prominent declines observed in patients with baseline HBsAg lower than 1,000 IU/mL. Five patients in this group had baseline HBsAg lower than 100 IU/mL, of which four had declines over 0.6 log10. Moreover, two of those patients developed non-detectable HBsAg at 3 months, and one of the patients, who has been evaluated at 6 and 9 months, continued to maintain non-detectable HBsAg.

Future Development

In October 2022, the Company dosed the first patient in HBV003, a Phase 2b clinical trial of VTP-300 (NCT05343481) to explore the impact of different regimens of low dose Nivolumab and additional doses of the MVA boost component of VTP-300. In addition, a trial that uses a lead-in of the Arbutus siRNA AB-729, followed by a blinded randomization to either placebo or VTP-300, is now underway under Arbutus sponsorship with a planned enrollment of 20 patients per arm (placebo vs VTP-300 after the 6 month siRNA lead-in). The trial also plans a prospective, well-defined, nucleotide discontinuation protocol for those patients who reach substantial reduction in the level of hepatitis B surface antigen. We expect to announce interim efficacy data from both the HBV003 study and the combination study with siRNA from Arbutus in the fourth quarter of 2023.

VTP-200: Developing a Potential Non-Invasive Treatment for Persistent High-Risk HPV

We are developing VTP-200 as a potential curative treatment for persistent high-risk HPV infection and associated pre-cancerous lesions. An estimated 291 million women worldwide are carriers of HPV DNA, which can progress to pre-cancerous cervical lesions if untreated. Enrollment in our Phase 1b/2 clinical trial of VTP-200, HPV001 (NCT04607850), was completed in December 2022.

Preclinical Studies

Extensive preclinical studies were conducted using VTP-200, with resulting data showing that:

●	VTP-200 was well tolerated in preclinical toxicology studies; and
●	VTP-200 was highly immunogenic in inbred and outbred mice.

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

In the preclinical immunogenicity studies, HPV-specific effector CD8+ T cells were detected in the cervix following systemic administration of ChAdOx1-HPV prime and followed by MVA-HPV boost. Finally, T cells specific for the HPV-encoded antigens were detected in women with current or past hrHPV infections, confirming the presence of immunogens relevant to natural immune control.

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

Clinical Development

Our HPV001 Phase 1b/2 clinical trial of VTP-200 was designed to assess the safety and efficacy of VTP-200 and determine the optimal immunotherapeutic dose regimen. We enrolled a total of 108 healthy women with low grade lesions who had persistent high-risk HPV, or hrHPV, for at least six months. Patients with high-grade squamous intraepithelial lesions, or HSIL, or early cancer were excluded. The trial was run in the United Kingdom and the European Union. We recently announced the topline initial interim immunogenicity and safety data of 58 patients in the main phase of the trial that reached their six-month evaluation timepoint. We expect to announce full data from this trial in the first quarter of 2024. The diagram below provides an overview of the Phase 1b/2 clinical trial design.

The HPV001 Phase 1b/2 clinical trial was designed to identify an efficacious dose based on a joint response index of CD8+ T cell magnitude, CD4+T cell magnitude and CD4+ T cell avidity. The primary objective of the trial was to evaluate the safety and tolerability of ChAdOx1-HPV plus MVA-HPV when administered in a prime-boost regimen. The secondary objectives of the trial were to determine the optimal dose and to evaluate the efficacy of HPV001 on the clearance of hrHPV infection and on the cervical intraepithelial neoplasia, or CIN.

Future Development

Following the HPV001 Phase 1b/2 clinical trial, if successful, we intend to initiate further clinical trials of VTP-200. Our next trials would potentially be a Phase 2/3 trial in healthy women with early grade CIN (squamous intraepithelial lesions, or LSIL) and additional trials in patients with more advanced CIN, vulval intraepithelial neoplasia, or VIN, and anal intraepithelial neoplasia, or AIN.

We are also in the early stages of collaborating on an NIH-funded trial that would be conducted by the University of California San Francisco in more advanced CIN and AIN in human immunodeficiency virus, or HIV, positive patients, to be recruited in Mexico and Puerto Rico.

VTP-850: Our Next-Generation Immunotherapeutic Candidate for Prostate Cancer

We are developing VTP-850, our next-generation prostate cancer product candidate, to improve upon VTP-800. Both VTP-800 and VTP-850 are composed of a heterologous prime-boost regimen with ChAdOx1 prime and MVA boost; however, VTP-800 encodes only one antigen, 5T4, while VTP-850 encodes four antigens, PSA, PAP, STEAP1 and 5T4. We designed VTP-850 to induce a broader immune response by encoding multiple antigens to reduce the ability of cancer cells to evade the immune response by mutating or losing expression of any one antigen. The antigens we encode in VTP-850 are expressed in most prostate cancers but have little or no expression on healthy tissues other than prostate.

Clinical Development

Phase 1 and Phase 2 clinical trials of VTP-800 were sponsored and conducted by the University of Oxford in the United Kingdom. VANCE was a first-in-human, open-label, randomized, Phase 1 clinical trial designed to evaluate the safety and immunogenicity of heterologous prime-boost ChAdOx1-MVA administration as compared with homologous prime-boost with MVA alone, with and without low dose cyclophosphamide in localized prostate cancer. Thirty-nine patients with early stage localized, castration-sensitive prostate cancer were treated. Thirty-three patients received heterologous prime-boost with ChAdOx1-5T4 and MVA-5T4, while six patients received homologous prime-boost with MVA-5T4 alone. Patients received both regimens alone or with cyclophosphamide preconditioning. VTP-800 was generally well tolerated, with side effects of local injection site pain, fatigue, feverishness, and myalgia, which are consistent with those observed for these vectors in other clinical trials. There were no reported treatment-related serious adverse events.

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

The figure below shows the 5T4-specific T cell responses to VTP-800 in the responding patients. The peak response, expressed as the number of 5T4-specific T cells secreting IFN-γ per one million PBMCs, in each patient who mounted a 5T4-specific T cell response following administration was compared to the 5T4 response detected prior to the first dose. The bars represent medians.

T Cell Response in Patients

ADVANCE was an open-label, non-randomized Phase 2 clinical trial of VTP-800 in combination with anti-PD-1 checkpoint inhibitor, nivolumab, in 23 patients with metastatic prostate cancer. The primary objectives of the ADVANCE trial were to assess the safety and response rate of VTP-800 when administered in combination with nivolumab. The secondary objectives were to assess the immune responses in peripheral blood and to evaluate radiographic progression-free survival and overall survival. Patients received ChAdOx1-5T4 prime and MVA-5T4 boost one month later. Nivolumab was administered at months one, two and three. In most patients, VTP-800 was also given at months three and four. All patients received 2.5 x 10˄10 vp of ChAdOx1-5T4, 2.0 x 10˄10 pfu of MVA-5T4 and 480mg of nivolumab.

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

PSA Reduction in Patients

Future Development

The FDA accepted our IND for VTP-850 to be evaluated in PCA001, a Phase 1/2 open-label clinical trial in patients with rising PSA after definitive local therapy for prostate cancer, commencing in the first quarter of 2023. We plan to conduct the trial in several countries, including the United States. The trial will involve a Phase 1 dose finding stage with boost dose administered either intramuscularly or intravenously to determine the Phase 2 recommended dose and route of administration, followed by a two-stage expansion phase to evaluate immunogenicity and anti-tumor activity of VTP-850.

VTP-1100: Our first product utilizing SNAPvax CI platform for HPV16+ cancers

VTP-1100 is our first product candidate leveraging the SNAPvax platform technology – brought into Vaccitech following the acquisition of Avidea in December 2021 – that will enter clinical testing.

VTP-1100 differs from VTP-200 in composition and patient population targeted: VTP-1100 will use a configuration of SNAPvax that is designed to elicit antigen-specific CD8+ T cells against HPV16+ cancers, either when administered alone or when used in a potent heterologous prime-boost regimen with the established ChAdOx1 platform. Preclinical studies in mice have shown that the SNAPvax-ChAdOx prime-boost induced superior T cell responses as compared with single or dual agent therapies (see figure below).

Status and Future Development

VTP-1100 is currently in the preclinical stage with GMP manufacturing and pivotal IND-enabling studies underway. We received pre-IND feedback from the FDA in July 2022, and based on the agency’s feedback expect to file an IND in the second half of 2023.

VTP-1000: Antigen-specific tolerizing immunotherapy candidate for celiac disease

Patients with celiac disease have an unwanted immune response against gluten proteins and can become severely ill following exposure to gluten found in various cereal grains, especially wheat.

VTP-1000 is a tolerizing immunotherapy that is designed to induce antigen-specific regulatory T cells (Tregs) that promote tolerance and suppress the unwanted immune response to gluten.

VTP-1000 is the second product candidate based on the SNAPvax platform, designed to leverage its plug-and-play modularity to induce an entirely different type of T cell compared to the configuration utilized in VTP-1100. VTP-1000 comprises multiple gluten antigens (representing the key epitopes linked to celiac disease) and an immunomodulator co-delivered in nanoparticles of precise size and composition that are optimized to target immune cells that prime and expand Tregs. While the SNAPvax tolerizing immunotherapy is based on the same platform technology as the SNAPvax cancer immunotherapy enabling VTP-1100, an important distinction is that the tolerance immunotherapy includes an immunosuppressive immunomodulator that drives Treg expansion and prevents proinflammatory responses.

Status and Future Development

VTP-1000 is currently in preclinical development. Preclinical lead optimization studies were recently completed and the product is entering engineering manufacturing, which we expect will enable us to enter first-in-human testing in a dose-escalation and challenge study by the end of 2023, pending submission and FDA clearance of an IND.

Vaccitech plans to include pharmacodynamic analysis as part of the Phase 1 study to provide an indication that the immunotherapy is inducing Tregs. Importantly, Vaccitech also intends to include a controlled gluten challenge in the Phase 1 study (for example, see Goel G, et al. Science Advances (2019) Cytokine release and gastrointestinal symptoms after gluten challenge in celiac disease). This controlled gluten challenge is intended to provide an early biologic signal that VTP-1000 suppresses pathological response to gluten ingestion.

As VTP-1000 is our first product candidate directed towards the treatment of an inflammatory disease, we believe demonstration of Treg induction and/or suppression of unwanted immune responses to gluten would pave the way for other therapies based on the SNAPvax tolerizing immunotherapy platform, including those for allergies and other autoimmune indications.

VTP-600: Our Immunotherapeutic Candidate Targeting MAGE-A3 and NY-ESO1 Antigens

We are developing VTP-600, our immunotherapy candidate designed to encode the tumor-associated antigens MAGE-A3 and NY-ESO1 initially for the treatment of NSCLC in combination with standard of care treatment, chemotherapy and pembrolizumab. Lung cancer is the most common cancer diagnosis and cause of cancer death worldwide, with 85% of cases classified as NSCLC. About 25% to 30% of NSCLC patients have squamous histology and the remainder have non-squamous histology. MAGE-A3 is expressed in 48% of squamous NSCLC and 24% of non- squamous NSCLC. NY-ESO1 has been shown to have an expression rate of 27% across all NSCLC types. We initiated a first-in-human Phase 1/2a trial in the first quarter of 2022, in collaboration with Cancer Research UK, or CRUK, which is sponsoring and funding this study.

VTP-400: A Prophylactic Vaccine Product Candidate for Shingles

Beyond our therapeutic programs, we are also developing several prophylactic vaccine candidates. VTP-400 is our vaccine candidate in development to prevent shingles in adults aged 50 years and older. There are an estimated 140 million cases globally of shingles each year, which can result in significant post-infection pain, known as post-herpetic neuralgia, or even death. Our regional partner in China and Southeast Asia, CanSino, plans to initiate a Phase 1 clinical trial of VTP-400 for shingles prevention.

VTP-500: A Prophylactic Vaccine Candidate to Prevent MERS

We are developing VTP-500 as a vaccine product candidate to prevent infection and subsequent disease caused by the MERS coronavirus. Although human-to-human transmission appears to be rare, MERS coronavirus has the potential to cause epidemics, infecting hundreds of thousands of people and causing significant morbidity and mortality in 34% of infected individuals. Clinical efficacy trials to prevent MERS are challenging to execute due to the sporadic nature of infection, however studies have demonstrated positive Phase 1 safety and immunogenicity infections data. In November 2021, VTP-500 results from the Saudi Arabia Phase 1 study were published in The Lancet Microbe. The Phase 1 data showed that VTP-500 was generally well tolerated in patients, and further development of the product candidate is planned by our non-exclusive licensee, the University of Oxford.

Vaxzevria: A Prophylactic Vaccine for the Prevention of COVID-19 Infection

We believe our platform also positions us to develop vaccines rapidly to address epidemic and pandemic threats, as demonstrated by the speed of the initiation of clinical trials of Vaxzevria (formerly VTP-900 and AZD1222) for the prevention of COVID-19, which entered the clinic within three months from initial antigen design. We co-invented our first-generation COVID-19 vaccine candidate VTP-900, now Vaxzevria, in partnership with the University of Oxford’s Jenner Institute, which we assigned to OUI to facilitate the licensing of those rights by OUI to AstraZeneca. Vaxzevria, uses the ChAdOx1 vector, and encodes the SARS-CoV2 spike protein.

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

As of November 1, 2022, more than 3 billion doses of Vaxzevria have been supplied across 180 countries globally. It has been estimated that over 6 million lives have been saved worldwide, and between 37.7 and 122.4 million hospitalizations were prevented. We are eligible to receive a share of royalties and other revenue received by OUI pursuant to its agreement with AstraZeneca for Vaxzevria.

Our History and Team

We were founded in May 2016 as a spin-out from a leading institution in the United Kingdom, the Jenner Institute at the University of Oxford, with the aim of developing and commercializing innovative immunotherapeutics and vaccines to treat and prevent infectious diseases and cancer. Our platform uses technologies that were developed at the Jenner Institute over 15 years and through clinical trials involving thousands of participants. Our scientific founders, Professor Adrian Hill KBE, FRCP, FRS and Professor Dame Sarah Gilbert DBE, are leaders in the fields of infectious diseases, immunology, vaccine development and viral vectors. Professor Hill is the founding Director of the Jenner Institute at the University of Oxford and is also the Lakshmi Mittal and Family Professor of Vaccinology at the University of Oxford. Professor Gilbert is Professor of Vaccinology at the University of Oxford and leads programs on the development of vaccines against multiple emerging viral pathogens as well as research into vaccine manufacturing. She was the Oxford Project Lead for the Oxford/AstraZeneca COVID-19 vaccine project.

We have assembled a management team with extensive expertise in building and operating biopharmaceutical organizations that have discovered, developed and delivered innovative medicines to patients. Our management team has broad experience and successful track records in biopharmaceutical research, clinical development, regulatory affairs, manufacturing and commercialization, as well as in business, operations, and finance. Our management team’s experience was gained at leading institutions that include Agalimmune, Akamis Bio, Altimmune, Aptiv Solutions, Ernst & Young, GenVec, IAVI, Kite Pharma, Pfizer, Merck-Serono, Novartis and Roche.

Our board of directors has extensive expertise in the fields of science, business and finance. Our scientific advisory board, or SAB, works with our management team in the planning and development of scientific, clinical, and research and development initiatives and strategies. The SAB is composed of scientific and clinical thought leaders in the fields of immunotherapy, vaccine development, immunology, infectious diseases, immunotolerance and oncology.

The Key Elements of Our Platform

Our proprietary platforms comprise several components that either 1) when combined, allow us to develop product candidates designed to induce high and durable levels of antigen-specific T cells and B cells to prevent and treat infectious diseases and, cancer or 2) in the case of SNAPvax, induce regulatory T cells and/or decrease T cell activation to specifically control autoreactive immune cell hyperactivity, while maintaining the desired tolerability profile. Our immunostimulatory platforms generate excellent immunogenicity in terms of B cell and T cell responses and are differentiated by their ability to induce very high numbers of functional and durable CD8+ T cells. Our tolerizing platform is designed to restore immune tolerance by a mechanism of action, which includes the induction of regulatory T cells. The key elements of our platforms are:

●	Proprietary Simian Vectors: ChAdOx1 and ChAdOx2 are modified simian adenoviral vectors which deliver target antigens into cells to generate a specific immune response. These viruses were originally isolated from chimpanzees to avoid pre-existing immunity issues affecting the use of human adenovirus vectors. Researchers at the Jenner Institute modified the ChAdOx viruses to be non-replicating and to have an increased antigen-carrying capacity. To date, we have developed several vaccine and immunotherapy candidates with the ChAdOx vectors, each carrying target antigens that are specific to desired pathogens and diseases. Adenoviral vectors have demonstrable safety profiles and are immunogenic in all age groups evaluated to date.
●	Well-Validated Boost Vector: MVA is a highly attenuated vaccinia virus used to deliver target antigens into cells to generate or boost an immune response. MVA has a large antigen-carrying capacity and is especially immunogenic when used as a boosting vector in a heterologous prime- boost regimen. MVA is replication-deficient and has a well-documented safety profile in hundreds of thousands of people, and is licensed as a smallpox vaccine in both Europe and the US.

●	Proprietary Promoters and Enhancers: Promoters and molecular enhancers are genetic codes that influence antigen expression. For our adenoviral vectors, we use a proprietary promoter that is modified from cytomegalovirus. The use of this modified promoter has been shown to increase antigen expression and also the resulting immune response. For our MVA vector, we use a proprietary promoter to control expression of recombinant antigens and thereby enhance T cell induction levels. We may use molecular adjuvants to enhance the CD8+ T cell response.
●	Antigen Selection and Design: We select full-length and subunit antigenic sequences from targeted pathogens, autoimmune targets or cancer targets. We employ unique antigen design strategies to optimize in vivo immune presentation and maximize the desired type of immunogenicity while maintaining the desired tolerability profile. For example, some target diseases may require a greater T cell-mediated response, whereas others may require a more balanced T and B cell response. We use cutting-edge bioinformatics methods to design and optimize our antigen-encoding vectors. To select antigen targets for pathogens, we use databases to rank options based on factors including global distribution of genetic strains, evolutionary competitive advantage, known pathogenicity and sequence upload bias. We design our antigens to achieve maximal antigen presenting cell processing to elicit T cells.
●	Rapid Vector Generation and Manufacturing: We employ manipulation of adenovirus genomes to enable rapid generation of recombinant adenoviral vectors to meet GMP standards. We believe our sequencing techniques have the potential to result in safer, more stable, product candidates. Our adenovirus product candidates can be manufactured at exceptional speed and to significant scale, as it has been demonstrated with the COVID-19 vaccine Vaxzevria. Vaxzevria, which is based on the ChAdOx1 vector, was designed, constructed and manufactured for human use within three months. Normal GMP production processes typically take six to ten months each for adenovirus and for MVA.
●	The Syntholytic and SNAPvax platforms allow for the presentation of essentially any chosen peptide to the immune system on a nanoparticle. This platform allows for small molecules, such as Toll-like receptor agonists or inducers of T regulatory cells, to be co-delivered to the target cells. The immunostimulatory SNAPvax platform has induced high magnitude, functional CD8+ T cells, especially when given as part of a prime-boost combination with ChAdOx1 in preclinical studies in mice and non-human primates. The tolerizing SNAPvax platform has shown promising data on protection from disease in a mouse model of autoimmunity. The products can be delivered by either the intramuscular or intravenous route, can modify innate immune function, and can be given repeatedly.

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

2017 License Agreement with OUI

In September 2017, we entered into a further license agreement with OUI, or the 2017 OUI License Agreement, for the development and commercialization of immunotherapies for HBV and HPV.

Pursuant to the 2017 OUI License Agreement, we acquired a worldwide license under certain additional patent rights of OUI, including rights related to the use of HBV immunotherapy product candidates, HPV immunotherapy product candidates and shark invariant chain polypeptides, among other rights, or the 2017 Licensed Technology, to develop, manufacture, use and commercialize licensed products. The rights are exclusive in some fields and non-exclusive in others. Our license to certain patents and applications relating to certain HBV and HPV vaccines is exclusive in all fields. Our license to certain patents and applications relating to molecular adjuvants is non-exclusive in the field of HBV. Our license to certain patents and applications relating to certain simian and hybrid adenoviral vectors is exclusive in the fields of HPV associated diseases and HBV. Further, our license to certain patents and applications relating to certain other vectors is exclusive in the field of HBV.

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

2017 License Agreement with OUI (Vaccitech North America, Inc.)

In March 2017, Avidea Technologies Corporation (“Avidea”) entered into a license agreement with OUI for the development and commercialization of products comprising thermo-responsive adjuvant scaffolds for use in all indications. All of Avidea’s rights, duties and obligations under the 2017 OUI License Agreement were assumed by Vaccitech North America, Inc. (“Vaccitech NA”) following the acquisition of Avidea by Vaccitech plc. on December 10, 2021.

Pursuant to the 2017 OUI License Agreement, OUI granted us a worldwide license under certain patent rights of OUI related to the use of thermo-responsive adjuvant scaffolds, among other rights, or the Licensed Technology, to develop, manufacture, use and commercialize licensed products. The license to patent rights are exclusive in all fields, and the license to know how is non-exclusive. The Licensed Technology is sublicensable subject to obtaining OUI’s prior written consent (such consent not to be unreasonably withheld, conditioned or delayed) and inclusion in any sublicense agreement of restrictions on further sub-licensing, among other terms and conditions.

Pursuant to the 2017 OUI License Agreement, all intellectual property rights resulting from improvements made by us belong to us. OUI retains the right for the University of Oxford, the U.S. National Institutes of Allergy and Infectious Diseases (“NIAID”), the Instutite of Macromolecular Chemistry of the Czech Republic (“IMC”) and any person who works or has worked on the Licensed Technology to use the Licensed Technology and any licensee improvements for non-commercial use. Furthermore, the University of Oxford, NIAID or IMC may publish the Licensed Technology and those improvements without our consent provided that they have first given us advance notice and delayed the publication if necessary for us to obtain patent protection. In addition, OUI retains the right to grant academic and research licenses to any third parties under the Licensed Technology to encourage basic research for education and limited clinical patient care but may not grant licenses for commercialization of the Licensed Technology that is exclusively licensed to us, nor for development or marketing or products or services that are produced or supplied using the Licensed Technology.

Upon execution of the 2017 OUI License Agreement, we paid OUI a one-time upfront fee of £3,000. We are obligated to pay OUI a low single-digit royalty on net sales of any product or process produced by or using the Licensed Technology. If we sublicense the

Licensed Technology, we will be required to pay OUI a mid-single-digit royalty on any non-royalty sublicensing income. As of March 23, 2023, OUI has not been paid any royalties under the 2017 OUI License Agreement. In the event that the royalties (excluding the royalty on sublicensing income) owed to OUI do not amount to a specified minimum ranging from the low to mid five figures based on the license year in each year following March 2020, the licensee must also pay OUI the difference between the royalty paid and the applicable minimum sum payable. In March 2021 £10,000 was paid to OUI, being the difference between royalties paid and the minimum sum payable. In March 2023 £40,000 was paid to OUI, being the difference between royalties paid and the minimum sum payable. In addition, we are required to pay OUI milestone payments of up to an aggregate of £2.43 million upon the achievement of specified development, regulatory and commercial milestones.

Unless earlier terminated, the 2017 OUI License Agreement will continue for as long as anything within the definition of the licensed patent remains in effect or 20 years from the date of the agreement. The patent licensed under the 2017 OUI License Agreement, if granted, is expected to expire in October 2035, without giving effect to any potential patent term extensions or patent term adjustments. Either party may terminate for the uncured breach of the other party. We may terminate the agreement at any time upon six months’ prior written notice. OUI may terminate the agreement upon us filing for bankruptcy or in the event of liquidation or receivership proceedings, or upon 30 days’ prior written notice upon the occurrence of certain other events. Upon termination of the 2017 OUI License Agreement, we are required to, among other things, grant to OUI an irrevocable, transferable, non-exclusive license to develop, make and use any improvements to the Licensed Technology which we made prior to the second anniversary of the date of the agreement.

2017 Cooperative Research and Development Agreement with NIH (Vaccitech North America, Inc.)

In February 2017, Avidea entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. National Institutes of Health (“NIH”) to carry out collaborative research for the evaluation of Avidea’s synthetic, polymer-based vaccine technology, “Immunotherapeutic Nanoscaffolds” (IMNs) for infectious disease prevention and cancer treatment in animal models. Under this CRADA Avidea committed to providing scientific staff together with materials for use in experiments to evaluate their performance in various animal models of infectious disease and cancer. Under this CRADA NIH committed to evaluating Avidea materials in animal models and to perform comprehensive immune analysis. No funding was exchanged under this CRADA.

In October 2019, the CRADA was amended (“1st CRADA Amendment”) to expand the scope of the collaborative research to evaluate the therapeutic potential of Avidea’s polymer-based vaccine technology, “Immunotherapeutic Nanoscaffolds” (IMNs), including Star polymers and self-assembling nanoparticles based on amphiphilic polymers (SNAP), in preclinical animal models for cancer, infectious and inflammatory diseases. Under this 1st CRADA Amendment Avidea committed to increase its scientific staffing contribution and to provide funding of $22,500 by October 15, 2019 and a further $62,500 by October 15, 2020.

In October 2020, the CRADA was further amended (“2nd CRADA Amendment”) to defer payment of Avidea’s October 2020 funding contribution of the 1st CRADA Amendment to April 15, 2021.

In May 2021, the CRADA was further amended (“3rd CRADA Amendment”) to extend the term of the CRADA by 2 additional years and to defer payment of Avidea’s April 2021 funding contribution of the 2nd CRADA Amendment to October 31, 2021.

In November 2021, the CRADA was further amended (“4th CRADA Amendment”) to expand the scope of the collaborative research to evaluate the therapeutic potential of Avidea’s polymer-based vaccine technology, “Immunotherapeutic Nanoscaffolds” (IMNs), including Star polymers and self-assembling nanoparticles based on amphiphilic polymers (SNAP), in preclinical animal models for cancer, infectious and inflammatory diseases (e.g., induction of suppression and/or tolerance for treating or preventing allergies, autoimmunity, and transplant rejection).

In October 2022, the CRADA was further amended (“5th CRADA Amendment”) to acknowledge that all of Avidea’s rights, duties and obligations under the CRADA were assumed by Vaccitech North America, Inc. (“Vaccitech NA”) following the acquisition of Avidea by Vaccitech plc. on December 10, 2021.

Under the CRADA as amended we own inventions made solely by our staff, and we have an option to enter an exclusive or nonexclusive license to any inventions made solely by NIH staff or made jointly by our staff and NIH under the CRADA. NIH retains rights on behalf of the U.S. Government in the Licensed Technology as required by statute and NIH policy. We have an option to exclusively license any further inventions made under the CRADA.

Unless earlier terminated, the CRADA will expire on February 23, 2024. The parties may terminate the CRADA by mutual consent, or either party may unilaterally terminate the CRADA at any time upon 60 days’ prior written notice.

2019 License Agreement with NIH (Vaccitech North America, Inc.)

In September 2019, Avidea entered into a license agreement with the U.S. National Institutes of Health (“NIH”) for the commercial development of products and processes for the prevention and/or treatment of cancer and infectious diseases within the scope of Licensed Patent rights that had been developed under a Cooperative Research and Development Agreement (“CRADA”) entered into by NIH and Avidea in February 2017 and amended in March 2019, December 2020, May 2021, November 2021 and October 2022. We are co-owners of all the Licensed Patents under this agreement, and we have an option to exclusively license NIH rights in all inventions made under this CRADA.

All of Avidea’s rights, duties and obligations under the 2019 License Agreement with NIH were assumed by Vaccitech North America, Inc. (“Vaccitech NA”) following the acquisition of Avidea by Vaccitech plc. on December 10, 2021. The 2019 License Agreement with NIH was amended in September 2022 to note Vaccitech NA’s rights, duties and obligations and also to include newly filed patents developed under the 2017 CRADA as amended.

Pursuant to the 2019 License Agreement with NIH, NIH granted us a worldwide exclusive license under certain patent rights co-owned by us and NIH related to the use of the SNAPvax and syntholytic technology platforms, among other rights, or the Licensed Technology, to develop, manufacture, use and commercialize licensed products. The license to patent rights are exclusive in all fields. The Licensed Technology is sublicensable subject to obtaining NIH’s prior written consent (such consent not to be unreasonably withheld) and inclusion of other customary provisions. NIH retains rights on behalf of the U.S. Government in the Licensed Technology as required by statute and NIH policy.

Upon execution of the 2019 License Agreement with NIH, we paid NIH a one-time upfront fee of $20,000. We are obligated to pay NIH a low single-digit royalty on net sales of any product or process produced by or using the Licensed Technology. If we sublicense the Licensed Technology, we will be required to pay NIH a low-single-digit royalty on any non-royalty sublicensing income. As of March 23, 2023, NIH has not been paid any royalties under the 2019 License Agreement with NIH. In the event that the royalties (excluding the royalty on sublicensing income) owed to NIH do not amount to a specified minimum ranging from the low to mid five figures based on the license year in each year following September 2019, the licensee must also pay NIH the difference between the royalty paid and the applicable minimum royalty payment. Within 60 days of execution of the 2019 License Agreement with NIH we paid $5,000 to NIH. Within 60 days of January 1, 2020 $5,000 was paid to NIH, being the difference between royalties paid and the minimum sum payable. Within 60 days of January 1, 2021 $5,000 was paid to NIH, being the difference between royalties paid and the minimum sum payable. Within 60 days of January 1, 2022 $10,000 was paid to NIH, being the difference between royalties paid and the minimum sum payable. Within 60 days of January 1, 2023 $10,000 was paid to NIH, being the difference between royalties paid and the minimum sum payable. In addition, we are required to pay NIH milestone payments of up to an aggregate of $3.24 million upon the achievement of specified development, regulatory and commercial milestones for each Licensed Product.

Unless earlier terminated, the 2019 License Agreement with NIH will continue until expiry of the last to expire Licensed Patent. 5 patent families licensed under the 2019 License Agreement with NIH that cover the SNAPvax platform, if granted, are expected to expire in April 2038, in May 2039, in October 2039, in February 2042 and in June 2042, without giving effect to any potential patent term extensions or patent term adjustments. Two patent families licensed under the 2019 License Agreement with NIH that cover the syntholytic platform, if granted, are expected to expire in April 2040 and in October 2041, without giving effect to any potential patent term extensions or patent term adjustments. Either party may terminate for the uncured breach of the other party. We may terminate the agreement at any time upon 60 days’ prior written notice. NIH may terminate the agreement upon the occurrence of certain events.

2017 Research Collaboration Agreement (“RCA”) with Institute of Macromolecular Chemistry, Prague (Vaccitech North America, Inc.)

In September 2017, Avidea entered into a Research Collaboration Agreement (“RCA”) with the Czech Institute of Macromolecular Chemistry, (“IMC”) to carry out collaborative research for the development of polymer-based immunotherapies for cancer treatment, HIV prevention and recombinant protein delivery. Under this RCA Avidea committed to providing bioactive moecules and to developing and deploying animal models for evaluating immunotherapies. Under this RCA IMC committed to synthesizing various polymers and bioactive molecules and to linking such polymers and bioactive molecules for use in experiments to characterize their physicochemical properties. No funding was exchanged under this RCA. All of Avidea’s rights, duties and obligations under the 2017 RCA with IMC were assumed by Vaccitech North America, Inc. (“Vaccitech NA”) following the acquisition of Avidea by Vaccitech plc. on December 10, 2021.

Under the RCA we own inventions made solely by our staff, and we have an exclusive option to enter an exclusive or nonexclusive license to any inventions made solely by IMC staff or made jointly by our staff and IMC under the RCA. We have secured exclusive rights in two patent families that we co-own with IMC under the 2022 License Agreement with IMC as described below. We have an exclusive option to exclusively license any further inventions made under the RCA. The RCA expired on September 18, 2022. Our rights in inventions made under the RCA survive expiry of the RCA.

2022 License Agreement with IMC (Vaccitech North America, Inc.)

In April 2022, we entered into an exclusive license agreement with the Czech Institute of Macromolecular Chemistry, (“IMC”) for the exploitation, development and commercialization of technologies and products within the scope of Licensed Patent rights that had been developed under a Research Collaboration Agreement (“RCA”) entered into by IMC and Avidea in September 2017. We are co-owners of all the Licensed Patents under this agreement, and we have an option to exclusively license IMC rights in all inventions made under this RCA.

Pursuant to the 2022 License Agreement with IMC, IMC granted us a worldwide, exclusive license under certain patent rights co-owned by us and IMC related to the use of polymer-based immunotherapies, among other rights, or the Licensed Technology, to develop, manufacture, use and commercialize licensed products. The license to patent rights is exclusive in all fields. The Licensed Technology is sublicensable.

We are obligated to pay IMC a low single-digit royalty on net sales of any product or process produced by or using the Licensed Technology. If we sublicense the Licensed Technology, we will be required to pay IMC a low-single-digit royalty on any non-royalty sublicensing income. As of March 23, 2023, IMC has not been paid any royalties under the 2022 License Agreement with IMC. In addition, we are required to pay IMC milestone payments of up to an aggregate of $820,000 upon the achievement of specified development, regulatory and commercial milestones for each Licensed Product.

Unless earlier terminated, the 2022 License Agreement with IMC will continue until expiry of the last valid claim of the Licensed Patents. One patent family licensed under the 2022 License Agreement with IMC that covers the SNAPvax platform, if granted, is expected to expire in September 2041, without giving effect to any potential patent term extensions or patent term adjustments. One patent family licensed under the 2022 License Agreement with IMC that covers the syntholytic platform, if granted, is expected to expire in April 2040, without giving effect to any potential patent term extensions or patent term adjustments. Either party may terminate for the uncured breach or insolvency of the other party. We may terminate the agreement at any time upon 3 months’ prior written notice.

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

Pursuant to the 2018 License Agreement, we agreed to grant to Oxford a fully-paid-up, worldwide, non- exclusive license under the Licensed Technology, as defined in the 2016 OUI License Agreement, and developments and improvements to such technology controlled by us during the term of the 2016 OUI License Agreement, or the MERS Technology, in the Field solely for the purpose of enabling Oxford to develop any product or process which uses or is within the scope of the MERS Technology, or Licensed Product. This license includes the right to generate investigational stockpiles, but excludes any commercial use or sale of Licensed Products and is sublicensable by Oxford solely to its collaborators under the framework agreement entered into on or about the same date as the 2018 License Agreement between Oxford, CEPI and Janssen Vaccines & Prevention B.V. Furthermore, we agreed that the rights retained by OUI under the 2016 OUI License Agreement include the right to allow Oxford to use the MERS Technology to carry out research activities (including in collaboration with other parties) up to and including the performance of Phase 1/2 clinical trials and related activities, and the generation of Licensed Product for research use (but excluding any commercial use or sale of such Licensed Product). We have been informed by Oxford that Janssen Vaccines & Prevention B.V. is no longer a party to that framework agreement.

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

The AstraZeneca License Agreement allows AstraZeneca to pursue, among other things, the commercialization of a vaccine product candidate for the prevention of COVID-19 containing one or more of the ChAdOx1 or ChAdOx2 vectors or their derivatives. AstraZeneca announced that as of January 13, 2022, the vaccine had been granted a conditional marketing authorization or emergency use in more than 90 countries. It also has Emergency Use Listing from the World Health Organization, which accelerates the pathway to access in up to 144 countries through the COVAX Facility.

Pursuant to the OUI License Agreement Amendment, we received $2.4 million in July 2020 as our share of the upfront fee paid by AstraZeneca. We are also entitled to receive a share of certain regulatory and sales milestones and royalties on net sales of Vaxzevria, as well as a portion of any sublicensing income payable by AstraZeneca. Our share of the royalties on net sales of Vaxzevria is approximately 1.4%.

Our understanding is that we were not entitled to receive any royalties or payments from sub-licensees from the commercialization of Vaxzevria until after the pandemic period, which was defined as a period that would end on July 1, 2021 (or such later date when AstraZeneca, in good faith, determines that the COVID-19 pandemic is over). However, our understanding is that we would be entitled to receive our share of any regulatory milestone payments during the pandemic period.

The royalty term for net sales of Vaxzevria commenced in 2022 and will continue, on a country-by-country basis, until the later of (i) the date upon which the vaccine is no longer subject to patent protection in such country, (ii) expiration of regulatory exclusivity for the vaccine in such country or (iii) ten years from the first commercial sale of the vaccine in such country.

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

If VOLT does not exercise the option to take the VTP-600 License, or if the VTP-600 License or Clinical Trial Agreement is subsequently terminated by CRUK (as described below) VOLT will enter into a step-in agreement with CRT, or the Step-In Agreement. Pursuant to the Step-In Agreement, the terms of which have been pre-agreed and are set out in the Clinical Trial Agreement, VOLT will assign to CRT certain know- how and materials owned or controlled by VOLT. In addition, we agreed to grant to CRT an exclusive sub-license to a third-party patent family relating to viral vectors and methods for the prevention or treatment of cancer and non-exclusive sub-licenses to the HEK293 TetR Cell Line as well as certain third party patents and patent applications relating to certain adenovirus vectors and poxvirus expression systems, in each case, to develop and commercialize the Products on a revenue sharing basis. VOLT will receive a share of between 55% and 80% of the net revenue received by CRT for commercialization of the Product, with the precise share depending on the stage in development at which such Step-In Agreement is entered into.

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

The VOLT License Agreement was subsequently amended in July 2019 by two separate agreements for the research, development, and commercialization of cancer immunotherapy targeting MAGE-A3 and NY-ESO-1 for the treatment of various forms of cancer under the VOLT Licensed Technology. Such amendments further elaborated on the parties’ respective rights and obligations, including with respect to VOLT’s payment obligations to us.

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

As of March 23, 2023, we own a patent family relating to our novel regimens that includes two pending U.S. patent applications, two pending foreign patent applications and one pending Patent Cooperation Treaty, or PCT, patent application. In addition, we have in-licensed certain patent families relating to our key technology platforms and product candidates, including eight issued U.S. patents, eight pending U.S. patent applications, 16 issued foreign patents and 80 pending foreign patent applications. Following the acquisition of Avidea in December 2021 we control a further patent portfolio comprising in-licensed and co-owned patent families, including eight pending U.S. patent applications, (including two pending U.S. provisional patent applications), four issued foreign patents, 30 pending foreign patent applications and four pending PCT patent applications.

Universal Vector Technology Platforms

ChAdOx-1 Expression Vector

As of March 23, 2023, with regard to our ChAdOx1 expression vector, we in-license from OUI a patent family that includes two issued U.S. patents with claims directed to the composition of matter of the ChAdOx1 adenovirus vector and methods of using such a vector, and 9 issued foreign patents granted in such jurisdictions as Australia, Canada, China, Europe (validated in 12 countries including Denmark, France, Germany, Italy, Spain, and Great Britain), India, Japan, Singapore and South Africa. A second granted European patent with further claims directed to the composition of matter of ChAdOx adenovirus vector is validated in France, Germany and Great Britain. This patent family also includes a pending U.S. patent application. The granted patents and pending applications, if issued, are expected to expire in 2032, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Patent term extension applications are pending in Japan and 11 European Patent Convention countries including the United Kingdom, France, Germany, Italy and Spain, based on marketing authorisations received by AstraZeneca for Vaxzevria, and patent term extension has been granted in Australia.

Adenoviral Promoter

Certain of our ChAdOx1 vectors incorporate a proprietary adenoviral promoter, which is covered by a patent family that we in-license from OUI. As of March 23, 2023, the patent family includes two issued U.S. patents and one granted patent in Europe (validated in 7 countries including France, Germany, Italy, Spain, and Great Britain). The patents in this family are expected to expire in 2028, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

MVA-poxvirus Promoter

Our MVA vector incorporates a proprietary poxvirus promoter, or MVA-poxvirus promoter, which is covered by a patent family that we in-license from OUI. As of March 23, 2023, the patent family includes two issued U.S. patents and one granted European patent (validated in 9 countries including Denmark, France, Germany, Italy, Spain, and Great Britain) that are expected to expire in 2031, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

SNAPvaxTM

Our proprietary SNAPvax technology is covered by a patent portfolio that includes one patent family we own, 6 patent families that we co-own and one patent family that we in-license from OUI. As of March 23, 2023, we in-license a patent family from OUI that includes one pending U.S. patent application and one pending European patent application that are expected to expire in 2035, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. As of March 23, 2023, we own a patent family that includes four issued foreign patents that are expected to expire in 2030, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. As of March 23, 2023, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further 10 pending foreign patent applications that are expected to expire in 2038, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusively licensed rights in this patent family, which resulted from work carried out under a Collaborative research and Development Agreement, or CRADA, between Avidea and the U.S. National Institutes of Health (“NIH”). As of March 23, 2023, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further 5 pending foreign patent applications that are expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusively licensed rights in this patent family, which resulted from work carried out under a CRADA between Avidea and the NIH. As of March 23, 2023, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further 2 pending foreign patent applications that are expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA between Avidea and the NIH. As of March 23, 2023, we co-own a patent family that includes one pending international PCT patent application that is expected to expire in 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA between Avidea and the NIH. As of March 23, 2023, we co-own a patent family that includes one pending international PCT patent application and one further pending foreign patent applications that are expected to expire in 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA between Avidea and the NIH. As of March 23, 2023, we co-own a patent family that includes one pending U.S. patent application, one pending foreign patent application and one pending international PCT patent application that are expected to expire in 2041, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have licensed exclusive rights in this patent family, which resulted from work carried out under a Research Collaboration Agreement, or RCA, between Avidea and the Institute of Macromolecular Chemistry, Prague (“IMC”).

Syntholytic

Our proprietary Syntholytic technology is covered by a patent portfolio that includes one patent family we own, 2 patent families that we co-own and one patent family that we in-license from OUI. As of March 23, 2023, we in-license a patent family from OUI that includes one pending U.S. patent application and one pending European patent application that are expected to expire in 2035, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. As of March 23, 2023, we own a patent family that includes four issued foreign patents that are expected to expire in 2030, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. As of March 23, 2023, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further 6 pending foreign patent applications that are expected to expire in 2040, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusively rights in this patent family, which resulted from work carried out under a CRADA between Avidea and the NIH, and we have licensed exclusive rights in this patent family, which resulted from work carried out under a RCA between Avidea and the IMC. As of March 23, 2023, we co-own a patent family that includes one pending international PCT patent application that is expected to expire in 2041, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusively rights in this patent family, which resulted from work carried out under a CRADA between Avidea and the NIH.

Product Candidates

Our VTP-200 product candidate comprises a ChAdOx1HPV vector and a MVA-HPV vector, where each vector incorporates an engineered HPV antigen. We in-license from OUI a patent family directed to the HPV antigen with claims directed to a nucleic acid encoding a polypeptide comprising certain peptide sequences based on certain HPV proteins. As of March 23, 2023, the patent family includes one issued U.S. patent, one pending U.S. patent application and ten foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If patents were to issue from such patent applications, they would be expected to expire in 2038, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.

Our VTP-300 product candidate comprises a ChAdOx1HBV vector and a MVA-HBV vector, where each vector incorporates an engineered HBV antigen. As of March 23, 2023, we in-license from OUI a patent family with claims directed to a multi-HBV immunogen viral vector vaccine that includes one pending U.S. patent application and 17 foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If patents were to issue from such patent applications, they would be expected to expire in 2038, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.

Our VTP-600 product candidate comprises a ChAdOx1MAGE-NYESO vector, a MVA-MAGE vector, and a MVA-NYESO vector. We in-license from Ludwig Institute a patent family with claims directed to a chimpanzee adenovirus vector encapsulating a nucleic acid molecule encoding a MAGE antigen, a NY- ESO1 antigen or both a MAGE antigen and a NY-ESO1 antigen. As of March 23, 2023, the patent family includes one pending U.S. patent application and 8 foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If a patent were to issue from a patent application claiming the benefit of this PCT application, such a patent would be expected to expire in 2039, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032, the patent family directed to our adenoviral promotor, which is expected to expire in 2028, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.

Our VTP-800 and VTP-850 product candidate comprises a ChAdOx15T4 vector and a MVA5T4 vector, where each vector incorporates an engineered 5T4 antigen in combination with additional antigens. We in-license from OUI a patent family with claims directed to a composition for inducing a T Cell response comprising a MVA vector expressing the 5T4 antigen polypeptide. As of March 23, 2023, the patent family includes one pending U.S. patent application and 11 foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If a patent were to issue from a patent application claiming the benefit of this PCT application, such a patent would be expected to expire in 2039, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032, the patent family directed to our adenoviral promotor, which is expected to expire in 2028, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.

Our VTP-500 product candidate comprises a ChAdOx1MERS vector that incorporates an engineered MERS antigen. We rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032 and the patent family directed to our adenoviral promotor, which is expected to expire in 2028, as discussed above.

Our VTP-400 product candidate comprises a ChAdOx1VZVgE vector that incorporates an engineered VZVgE antigen. We in-license from OUI a patent family with claims directed to an adenoviral vector comprising a nucleic acid encoding the varicella-zoster virus antigen. As of March 23, 2023, the patent family includes one pending U.S. patent application and 13 foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If a patent were to issue from a patent application claiming the benefit of this PCT application, such a patent would be expected to expire in 2039, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032 and the patent family directed to our adenoviral promotor, which is expected to expire in 2028, as discussed above.

Our VTP-1100 product candidate includes SNAPvax technology to target HPV16+ cancers. We co-own a patent family with claims directed to methods of treating cancers using SNAPvax compositions. As of March 23, 2023, the patent family includes one pending U.S. provisional patent application. If a patent were to issue from a patent application claiming the benefit of this U.S. provisional application, such a patent would be expected to expire in 2043, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA between Vaccitech and the NIH. In addition, we rely on patent protection afforded by the patent families directed to the SNAPvax platform technology, which are expected to expire between 2030 and 2042, as discussed above.

Our VTP-1000 product candidate includes SNAPvax technology to provide tolerizing immunotherapy for celiac disease. We co-own a patent family with claims directed to compositions and methods for treating celiac disease. As of March 23, 2023, the patent family includes one pending U.S. provisional patent application. If a patent were to issue from a patent application claiming the benefit of this U.S. provisional application, such a patent would be expected to expire in 2043, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we rely on patent protection afforded by the patent families directed to the SNAPvax platform technology, which are expected to expire between 2030 and 2042, as discussed above.

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

Additionally, drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity or mortality, that is reasonably likely to predict irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12 year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. As a result, the ultimate implementation and impact of the BPCIA is subject to significant uncertainty.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (currently defined to include doctors of medicine or osteopathy, dentists, optometrists, podiatrists, and chiropractors), other licensed non-physician health care practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Additionally, we may be subject to federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs and federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Data Privacy and Security Laws

We may also be subject to data privacy and security laws in the United States and various jurisdictions around the world in which we operate or process personally identifiable information (“personal information” or “personal data”). In the United States, even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C. § 45(a). The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations. In addition, certain states have enacted laws that govern the privacy and security of health information and other personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation as well as reputational harm. For example, the California Consumer Privacy Act, or the CCPA, as amended by the California Privacy Rights Act, or the CPRA, went into effect on January 1, 2023. Also, on January 1, 2023, the Virginia Consumer Data Protection Act, or the CDPA, became effective. Further, many additional United States state privacy laws will go into effect throughout 2023: the Colorado Privacy Act, or the CPA (July 1, 2023); the Connecticut Data Privacy Act, or the CTDPA (July 1, 2023); and the Utah Consumer Privacy Act, or the UCPA (December 31, 2023). The CDPA, CPA, CTDPA, and UCPA are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and information governed by HIPAA. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the United States. In addition, a number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order that, in part, instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted.

For example:

●	The U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, absent further legislative action.
●	The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers.
●	The Right to Try Act (2018), among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

●	The Inflation Reduction Act of 2022, or IRA, includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general are not yet known.

In addition, there have been several judicial challenges to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. These include challenges to the government’s reimbursement formula on specified covered outpatient drugs and disputes over potential product diversion through the use of “contract pharmacies,” among other issues. It is unclear how these challenges could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

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

On November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed, and the IRA extended the moratorium on implementation until January 1, 2032. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Although a number of these and other proposed measures may require additional authorization to become effective, Congress and President Biden have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. Additional state and federal healthcare reform measures may be adopted in the future. Further, it is possible that additional governmental action is taken in response to COVID-19. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Employees and Human Capital Resources

As of December 31, 2022, we had 107 full-time and part-time employees, of which 74 were located in the United Kingdom, and 33 located in the United States. As of December 31, 2022, 57% of our workforce and 61% of our leadership (at Director level and above) were female. In addition, 27% of our workforce were racially or ethnically diverse. Of our full and part-time employees, 37 have Ph.D. or M.D. degrees, and 75 are engaged in research and clinical development activities.

A breakdown of the employment statistics as of December 31, 2022 is as follows:

Position	Male	Female	Total
Executives	4	2	6
Director/Vice President	10	20	30
Managers	8	5	13
Scientists & Support Functions	24	34	58
Total	46	61	107

Demographic	Male	Female	Total
Asian	6	6	12
Black, Caribbean, or African	5	5	10
Mixed, other or multiple ethnic groups	3	4	7
White	32	46	78
Not disclosed	—	—	—
Total	46	61	107

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. We engage with our employees in multiple ways including through company-wide events, social events and team events. We also have a bonus scheme and equity incentive plan in which all employees are entitled to participate. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the grant of equity-based compensation awards. We believe that attracting and retaining talent increases shareholder value and furthers the success of our company by motivating our employees to perform to the best of their abilities and achieve our objectives.

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

As we continue to grow, we also intend to expand our overall environmental, social, and governance, or ESG, efforts. In 2022, we assigned oversight for ESG to the Nominating and Governance Committee who were tasked with performing an assessment of our ESG impacts and establishing initiatives. Following this assessment, we have created specific goals and objectives to monitor and improve specific metrics. These include:

1.	Environmental – the impact Vaccitech has on the environment, including its assessment of carbon footprint and the reporting thereof for new facilities.
2.	Social – the impact Vaccitech has on society, including the impact on external groups through the development of life-saving products, the impact in low- and middle-income countries and clinical trial diversity. For internal groups the focus is on employees and how Vaccitech monitors and maintains gender pay parity, expands employee diversity, enhances engagement and morale, and minimizes staff turnover.
3.	Corporate Governance – how is the company run, to include diversity and inclusion within the company and the board of directors, board independence and the ratio of executive compensation to employee compensation.

Carbon emissions

The group has calculated the emissions for the year ended December 31, 2022 and 2021 in tons of carbon dioxide equivalent (“tCO2e”). The carbon footprint for the group for the years ended December 31, 2022 and 2021 are as follows:

	December 31, 2022		December 31, 2021
Scope	tCO2e	% Total emissions	tCO2e	% Total emissions
Scope 1	5.59	5%	0.96	5%
Scope 2	107.63	95%	20.20	95%
Total	113.22	100%	21.16	100%

For clarity, scope 1 emissions are direct emissions produced from activities owned or controlled by the Company. Scope 2 emissions are indirect emissions related to the generation of the electricity consumed and purchased by Vaccitech. We have used the most recent evidence or estimates provided by our energy supply partners to generate our disclosure of emissions for the period. Standard emissions factors from the “UK Government GHG Conversion Factors for Company Reporting (2022)” guidance were applied to estimate emissions. Electricity usage at our leased facilities in the United Kingdom and United States are responsible for the majority of our greenhouse gas emissions, with the remainder due to operations conducted within our laboratory. The increase in emissions is attributable to incurring 12 months of emissions from the acquisition of Avidea in December 2021, which reported negligible emissions in 2021, and the overlap of leased facilities in the U.K. in 2022, notably the fitout and relocation of our corporate headquarters in July 2022, incurring 7 months of emissions across 2 sites in the U.K. Our corporate headquarters moved from a 5,059 square foot facility on the Oxford Science Park to an approximate 31,000 square foot facility on the Harwell Science and Innovation Campus. Electricity, heating and cooling usage are the majority of our greenhouse gas emissions in these locations. The group has elected not to include the voluntary disclosure for Scope 3 emissions.

For the year ended December 31, 2022, the split of emissions by geography is as follows:

Scope	Location	tCO2e	% Total emissions
Scope 1	U.K.	2.52	2%
	U.S.	3.07	3%
Scope 2	U.K.	66.22	58%
	U.S.	41.41	37%
Total		113.22	100%

The group considers that the intensity ratio of tons of carbon dioxide per full-time employee, as a suitable metric for its operations for the years ended December 31, 2022, and 2021 are as follows:

	December 31, 2022		December 31, 2021
Ratio	tCO2e /employee	Average employees	tCO2e /employee	Average employees
Intensity ratio	1.26	90	0.40	53

The tons of carbon dioxide per employee has increased year on year, primarily as a result of an increase in the size of our leased facilities in both the UK and the US, and an increase in our average headcount of 70%. Additionally, as we have expanded our facilities, more employees have been able to work from the office and therefore consumed more greenhouse gas emissions than in 2021, when many non-laboratory based employees were still working from home due to space limitations at the prior facilities and the COVID-19 pandemic.

The directors have established that the Nominations and Corporate Governance Committee are to have oversight of the assessment and strategy on how to reduce our energy consumption and thereby reducing our carbon footprint.

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

We are a clinical-stage biopharmaceutical company with a limited operating history, and we are in the early stages of our development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain marketing authorization and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. We have incurred net losses each year since inception through to December 31, 2021. For the year ended December 31, 2022, we reported a net income of $5.3 million, and net loss of $51.1 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $103.2 million. Notwithstanding that we were profitable in 2022, we do not expect profits or positive cash flows from operations in the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:

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

While we currently receive a share of certain milestones and royalties on net sales of certain vaccines under the research collaboration and exclusive worldwide license agreement, or the AstraZeneca License Agreement, between Oxford University Innovation Limited, or OUI, and AstraZeneca UK Limited, or AstraZeneca, there can be no assurance as to the timing or amount of any such milestones or royalties on net sales.

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

Moreover, our understanding is that, under the AstraZeneca License Agreement, OUI agreed to forego its share of any royalties from the commercialization of AZD1222 until after the pandemic period. In April 2022, we announced the commencement of royalty payments relating to commercial sales of Vaxzevria (formerly AZD1222).

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

Certain of our product candidates are in the preclinical stages of development and will require additional preclinical studies, and all of our product candidates will require additional clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We have not yet administered certain of our product candidates to humans and, as such, we face significant translational risk as our product candidates advance into and through the clinical stage, as promising results in preclinical studies may not be replicated in subsequent clinical trials, and testing on animals may not accurately predict human experience. Our ability to generate revenue depends on a number of factors, including, but not limited to:

●	timely completion of our manufacturing, preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;
●	delays out of our control, such as those currently experienced with the unforeseen pandemic effect on clinical trial progress and participant willingness to enroll;
●	our ability to complete investigational new drug application, or IND, enabling trials and successfully submit INDs or comparable applications, for our product candidates;
●	whether we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or the United Kingdom Medicines and Healthcare products Regulatory Agency, or the MHRA, or similar foreign regulatory authorities, to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;
●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, potency, purity, efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates and such regulatory authorities’ acceptance of our development strategy;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future product candidates, if any;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
●	the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates over alternative or more conventional approaches, including antivirals, immune modulators, siRNA, CRISPR editing, capsid inhibitors, novel entry inhibitors, or other small molecules, RNA, DNA, nanoparticle, VLP, peptide, protein, whole-killed or other vaccine technologies;
●	the actual and perceived availability, cost, risk profile and side effects and efficacy of our product candidates, if approved, relative to existing and future alternative immunotherapies, therapeutic and prophylactic vaccines and competitive product candidates and technologies; our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices, or cGMP;
●	our ability to successfully develop a commercial strategy and thereafter commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others;
●	patient demand for our product candidates and any future product candidates, if approved;
●	our ability to establish, maintain, protect and enforce intellectual property rights in and to our product candidates or any future product candidates;
●	the ability of our licensees and collaborators to develop and commercialize our products effectively;
●	the risk that some or all of the patients that receive Vaxzevria develop neutralizing antibodies against ChAdOx, which could limit the immunogenicity from subsequent dosing with one of our product candidates;
●	the possibility that immunogenicity may not translate into clinical benefit; and
●	the increased costs and complexities associated with manufacturing both the prime and boost elements, ChAdOx, MVA and SNAPvax, of our immunotherapeutics.

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

As of December 31, 2022, our cash and cash equivalents were $194.4 million. Based on our current business plan, our management believes that we have sufficient cash to support our operations in to the first quarter of 2025, without additional financing. Our fundraising efforts to raise additional capital may divert our management from their day-to-day activities, which may adversely affect our ability to develop our platforms. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We had cash and cash equivalents of $194.4 million as of December 31, 2022. Our future capital requirements will depend on many factors, including:

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB US”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank was swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB US would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB US, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. In addition, on March 10, 2023, The Bank of England announced that, absent any meaningful further information, it intends to apply to the Court to place Silicon Valley Bank UK Limited (“SVB UK”) into a Bank Insolvency Procedure. On March 13, 2023, The Bank of England announced that, in consultation with the Prudential Regulation Authority (“PRA”) HM Treasury (“HMT”), and the Financial Conduct Authority (“FCA”) it has taken the decision to sell SVB UK to HSBC UK Bank Plc, (“HSBC”). The Bank of England stated that all depositors’ money with SVB UK is safe and secure as a result of this transaction. The Bank of England further stated that SVB UK’s business will continue to be operated normally by SVB UK and that all services will continue to operate as normal and customers should not notice any changes.

As of March 10, 2023, we believe that we had limited exposure to SVB US, and had less than 1% of our cash on deposit with SVB US through our subsidiary, Vaccitech North America Inc. Additionally, we have a $0.2 million letter of credit held with SVB US related to a lease. As of March 10, 2023, a substantial amount of our cash was on deposit with SVB UK.

Although we are not a borrower or party to any other such instruments with Signature or any other financial institution currently in receivership or a similar proceeding, if any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB US or SVB UK credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB US and SVB UK and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have financial arrangements directly, or the financial services industry or economy in general.  These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.  These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations.  These could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	Delays, inability or reductions in our ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
●	Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
●	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.  Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws.  Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our third-party manufacturers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.  For example, a third-party manufacturer or supplier may default under their agreements with us, become insolvent or declare bankruptcy, or determine that they will no longer deal with us as a customer. In addition, a third-party manufacturer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any third-party manufacturer or supplier bankruptcy or insolvency, or any breach or default by a third-party manufacturer or supplier, or the loss of any significant third-party manufacturer or supplier relationships, could result in material losses to us and may have a material adverse impact on our business.

Risks Related to Our Business and Industry and Risks Related to Clinical Development

If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval or reimbursement and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

All of our product candidates are in early stages of development, including our lead product candidates, VTP-300, VTP-200, VTP-850, VTP-600, VTP-1100 and VTP-1000, and as such will require extensive preclinical and clinical testing, as applicable. Product candidates may not meet targeted clinical or safety endpoints during clinical trials such as the MVA-based influenza prophylactic, VTP-100, which did not meet defined primary clinical endpoints in two concurrent Phase 2b trials and we subsequently discontinued further development of this program. Our ability to generate product revenues, which we do not expect to occur for several years, if ever, will depend heavily on the successful development and eventual commercialization or out-license of the product candidates we develop, which may never occur. Before we are able to generate any revenues from product sales, our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts. The success of our current and future product candidates will depend on several factors, including the following:

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

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs, completing ongoing preclinical studies of our other product candidates, and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of participants on time, or be completed on schedule, if at all. We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing authorization or commercialize our product candidates, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
●	new treatments may become standard of care during the process of completing a clinical trial, which may impact the initial clinical trial design or future patient care pathways;
●	significant changes in relevant regulatory requirements may cause a delay in the start of a clinical trial, due to additional requirements needing to be met;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our research efforts for our other product candidates;
●	clinical trials of our product candidates may not produce differentiated or clinically significant results across infectious diseases, cancers and autoimmune diseases;
●	the number of participants required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient or timely product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;
●	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate, for example, if we experience delays or challenges in identifying participants with the eligibility criteria required for our clinical trials, we may have to reimburse sites for the cost of testing of additional participants in order to encourage enrollment of additional participants;
●	the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate, and any transfer of manufacturing activities may require unforeseen manufacturing or formulation changes;
●	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
●	future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

In addition, the ChAdOx vectors are currently being evaluated in clinical trials outside of our licensed fields conducted by the University of Oxford and other third parties to which OUI has granted licenses, including trials conducted by AstraZeneca for Vaxzevria. We have no control over these other clinical trials and any adverse results in these clinical trials could impact public perception and regulatory approval of our product candidates. Even after any of our product candidates obtain regulatory marketing authorization, the announcement of adverse events observed in individuals who receive these products may impact public perception and may result in increased regulatory scrutiny across our platform. For example, in March 2021, several countries announced plans to either temporarily suspend the use of a particular batch of Vaxzevria or the use of Vaxzevria altogether following reports of very rare thromboembolic events in people following vaccination. While the European Medicines Agency, or the EMA, subsequently issued an update confirming the overall risk-benefit profile of Vaxzevria remains positive, and Vaxzevria later received full marketing authorization in the EU in November 2022, the applicable regulatory authorities continue to assess available safety data as Vaxzevria continues to be administered and have made recommendations regarding updates to the vaccine’s labeling and use in certain populations. These recommendations may continue to evolve, and these types of announcements may affect public perception of the safety of Vaxzevria, which may extend to product candidates we are developing. Other very rare events have been reported in people who have received Vaxzevria, including thrombocytopenia (low platelet numbers in the blood), capillary leak syndrome, and neurological syndromes such as Guillain Barre Syndrome and transverse myelitis. Perception about the efficacy of Vaxzevria, such as its effectiveness against emerging COVID-19 variants, may also impact perception of our product candidates. Additionally, these announcements may lead to additional inquiries or scrutiny from regulators on whether similar safety or efficacy signals have been observed with our other candidates. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.

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

In addition, the ChAdOx vectors are currently being evaluated in clinical trials conducted by Oxford and other third parties to which the University of Oxford has granted licenses, including trials conducted by AstraZeneca for Vaxzevria. We have no control over these other clinical trials and any adverse results in these clinical trials could impact public perception and regulatory approval of our product candidates. The information these third parties choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and shareholders may not agree with what these third parties determine is material or otherwise appropriate information to include in their disclosure. Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and shareholders may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

The enrollment of patients and participants further depends on many factors, including:

●	the phase of clinical testing;
●	the proximity of participants to clinical trial sites;
●	the increased inconvenience to patients by participating in a clinical trial, such as increased doctor visits, missed work, travel costs and time;
●	the design of the clinical trial, including the number of site visits, whether the clinical trial includes a placebo arm and invasive assessments required;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	our ability to obtain and maintain participant consents;
●	reporting of the preliminary results of any of our clinical trials;
●	the risk that some or all of the patients that receive Vaxzevria develop neutralizing antibodies against ChAdOx, which could limit the immunogenicity from subsequent dosing with one of our product candidates;
●	the risk that participants enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and
●	factors we may not be able to control, such as current or potential pandemics that may limit participants, principal investigators or staff or clinical site availability (e.g., the COVID-19 pandemic).

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

Serious side effects caused by our product candidates could cause us or regulatory authorities, including IRBs and ethics committees, to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing authorization by the

FDA, the EMA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. Because of our dose escalation design for our clinical trials, undesirable side effects in initial cohorts could also result in the need to expand the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, because certain of our product candidates, including Vaxzevria, have been administered to substantial numbers of participants on a more rapid basis than is standard in clinical trials, undesirable side effects could result in a negative impact across a larger participant population. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If we do observe serious side effects in our clinical trials, our ongoing clinical trials may be halted or put on clinical hold prior to completion if there is an unacceptable safety risk for participants.

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

Any preclinical studies or clinical trials that we may conduct may not demonstrate the safety, potency, purity and efficacy necessary to obtain regulatory authorization to market our product candidates. If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety, potency, purity and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing authorization for certain of our product candidates. In some instances, there can be significant variability in safety, potency, purity or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. While we have not yet initiated clinical trials for certain of our product candidates, VTP- 400, VTP-1100, VTP-1000 and VTP-600, and are in early stages of clinical trials for certain of our product candidates, VTP-300, VTP-500 and VTP-200, as is the case with all novel immunotherapeutics and viral-vector based vaccines, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny authorization of certain of our product candidates for any or all targeted indications. Treatment- related side effects could also affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The use of novel immunotherapeutics, nanoparticle and viral-vector based product candidates to target the treatment and prevention of infectious diseases, and cancer and autoimmuneimmune tolerance diseases is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:

●	the clinical indications for which our product candidates are licensed;
●	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
●	the potential and perceived advantages of our product candidates over alternative treatments, including the adoption of our treatment as the standard of care;
●	our ability to demonstrate the advantages of our product candidates over other vaccines and cancer, or chronic infectious disease or immune tolerance disease medicines;
●	the prevalence and severity of any side effects;
●	the prevalence and severity of any side effects for other immunotherapeutics and public perception of other immunotherapeutics;
●	the prevalence and severity of any side effects for other viral-vector based vaccines and/or therapeutics and public perception of other viral-vector based vaccines and/or therapeutics;
●	The prevalence and severity of any side effects for other nanoparticle based vaccines and/or therapeutics and public perception of other nanoparticle based vaccines and/or therapeutics
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the approved labeling;
●	the timing of market introduction of our product candidates as well as competitive products;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
●	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
●	the effectiveness of our sales and marketing efforts.

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

We utilize and depend, and expect to continue to utilize and depend, upon independent investigators and collaborators, such as medical institutions, contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and strategic partners to conduct and support certain of our preclinical studies and clinical trials under agreements with us. For example, we are dependent on our regional partner, CanSino Biologics, to conduct a Phase 1 clinical trial of VTP-400 for herpes zoster prevention.

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

We may seek approval of certain of our current or future product candidates using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update FDA on the status of these studies, and under FDORA, the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving Accelerated Approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval.

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

As a UK incorporated and tax resident entity, we are subject to UK corporate taxation. Due to the nature of our business, we have generated losses since inception and therefore have not paid any UK corporation tax. As of December 31, 2022, we had cumulative carryforward tax losses of approximately $39.6 million (December 31, 2021: $40.9 million). Subject to any relevant criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits. The use of loss carryforwards in relation to UK profits incurred on or after April 1, 2017 is generally limited each year to £5.0 million plus an incremental 50% of UK taxable profits. In addition, if we were to have a major change in the nature of the conduct of our trade, loss carryforwards may be restricted or extinguished.

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

Changes to the UK R&D tax relief legislation that have been recently enacted or proposed, and expected to take effect from April 2023, respectively reduce the R&D cash rebate rate under the SME Program, and may introduce restrictions on relief that may be claimed for expenditure on sub-contracted R&D activity, broadly requiring either that workers carrying on such activity are subject to UK PAYE or, where work is undertaken outside the UK, that this must be due to geographical, environmental, social or other conditions that: (i) are not present in the UK; and (ii) it would be wholly unreasonable to replicate in the UK. This rate reduction and such proposed restrictions may impact the quantum of R&D relief that we are able to claim in the future. In addition, the UK government is currently consulting on the potential replacement of the SME Program and RDEC Program with a single program, operating similarly to the RDEC Program, which may, inter alia, change the present treatment of sub-contracted R&D work and introduce different thresholds and caps on expenditure and relief. If enacted, the new program would be expected to have effect for expenditure incurred from April 2024 onwards, and could have a material impact on the quantum of R&D relief that we are eligible to claim.

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

Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing authorization of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to COVID-19 and may experience delays in their regulatory activities.

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

In addition to the CCPA, a California ballot initiative, the California Privacy Rights Act, or CPRA, was passed in November 2020. Effective as of January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. For example, on January 1, 2023, the Virginia Consumer Data Protection Act, or the CDPA, became effective. Further, many additional United States state privacy laws will go into effect throughout 2023: the Colorado Privacy Act, or the CPA (July 1, 2023); the Connecticut Data Privacy Act, or the CTDPA (July 1, 2023); and the Utah Consumer Privacy Act, or the UCPA (December 31, 2023). The CDPA, CPA, CTDPA, and UCPA are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and information governed by HIPAA. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the United States. While the CDPA, CPA, CTDPA, and UCPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the laws that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

We currently have rights to intellectual property, through licenses from third parties, to develop and commercialize our product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the field of infectious disease, immunotolerance and oncology and filing patent applications potentially relevant to our business. Because our current and future product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.

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

Our European patents and patent applications could be challenged in the recently created Unified Patent Court (UPC) for the European Union, that is expected to be fully ratified in 2023. We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. A successful invalidity challenge to a European patent under the UPC would result in loss of patent protection in those European countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European countries, rather than in each validated European country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

Moreover, during the trademark registration process, we may receive Office Actions from the USPTO objecting to the registration of our trademarks. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, at the USPTO and at comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks through opposition or cancellation proceedings against our trademarks, and if such third parties are successful, our trademarks may not survive such proceedings. In some cases, there may be third-party trademark owners who have prior rights to our trademarks or third parties who have prior rights to similar trademarks, and we may not be able to prevent such third parties from using and marketing any such trademarks. Litigation brought to protect and enforce our intellectual property rights could be costly, unpredictable, time-consuming and distracting to management, regardless of whether we are successful in such litigation. If we are unable to obtain a registered trademark or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business, results of operations and financial condition may be adversely affected.

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

We conduct our operations at our facilities in Harwell, United Kingdom and Baltimore, Maryland. These regions are headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. Changes to UK, U.S. or similar foreign immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to the UK (including, but not limited to, those that result as a direct or indirect consequence of Brexit), U.S. or similar foreign immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.

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

As of December 31, 2022, we had 107 full-time and part-time employees. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The most recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As of March 3, 2023, our executive officers, directors, and 5% shareholders beneficially owned approximately 40.3% of our voting stock. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure and the approval of certain significant corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that holders of our ADSs may feel are in their best interest as shareholders.

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

The trading price of our ADSs is highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

●	the results of our ongoing, planned or any future preclinical studies, clinical trials or clinical development programs and those of third parties, such as those of AstraZeneca’s with respect to Vaxzevria;
●	the commencement, enrollment, or results of clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
●	adverse results or delays in preclinical studies and clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial, or to terminate an existing clinical trial;
●	any delay in our regulatory filings or any adverse regulatory decisions, including failure to receive marketing authorization for our product candidates;
●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers or our manufacturing plans;
●	our inability to obtain adequate product supply for any licensed product or inability to do so at acceptable prices;
●	our inability to establish collaborations if needed;
●	our failure to commercialize our product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	the size and growth of our initial cancer target markets;
●	our ability to successfully treat additional types of cancers or at different stages;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;

●	overall performance of the equity markets;
●	sales of our ADSs by us or our shareholders in the future;
●	trading volume of our ADSs;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to intellectual property or proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including intellectual property or shareholder litigation;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we became a public company, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date we became a public company, (b) in which we have total annual gross revenue of at least $1.24 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our ADSs that are held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. See section entitled “Controls and Procedures – Management’s Annual Report on Internal Controls Over Financial Reporting.” However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We will incur substantial additional professional fees and internal costs to expand our accounting and finance functions and expend significant management efforts.

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

Based on the current and expected composition of our income and the value of our assets, we believe we were not a PFIC for the year ended December 31, 2021. However, based on current projections of our income and volatility in the price of our shares, it is possible we may be a PFIC for our current taxable year. No assurances regarding our PFIC status can be provided for the current taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.

Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC. If we were a PFIC for any taxable year during which a U.S. investor owns ADSs, certain adverse U.S. federal income tax consequences could apply to such U.S. investor. We will provide the information necessary for a U.S. investor to make a qualified electing fund election with respect to us.

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

We do not believe that we were a CFC in 2022, and we do not expect to be a CFC in 2023. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code. U.S. Holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations.

In addition, testing required to be conducted by us in connection with Section 404, and subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ADSs.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our ADSs.

Implementing any appropriate changes to our internal controls, including compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to continue to discover and develop novel immunotherapeutics and vaccines for the treatment and prevention of infectious diseases, immunetolerance and cancer.

We identified material weaknesses in connection with our internal control over financial reporting. Although we are taking steps to remediate these material weaknesses, we may not be successful in doing so in a timely manner, or at all, and we may identify other material weaknesses.

For year ended December 31, 2022, pursuant to Section 404, we are required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404, we have been engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially continue to engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

Management previously reported, in our Annual Report on Form 10-K for the year ended December 31, 2021, material weaknesses in our internal control over financial reporting related to: (i) our IT general control environment has not been sufficiently designed to include appropriate user access rights and (ii) policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively. As of the year ended December 31, 2022, in addition to the above material weakness on IT general control user access rights, we also identified additional deficiencies related to the design and implementation of controls over program development, program changes, and computer operations. During fiscal year 2022, we undertook efforts to remediate previously disclosed material weaknesses, implement a company-wide formal control program, and strengthen our internal controls. Implementing section 404 within our environment has been a significant undertaking. Although we made substantial progress throughout the year, the design and operation of SOX-level controls remained ongoing as of December 31, 2022, due to a significant amount of progress occurring in the second half of the year, and therefore being unable to determine if a control had been formalized, operated and tested with enough instances to be embedded within the control environment for fiscal year 2022. Our internal control remediation efforts will continue into fiscal year 2023. See section entitled “Controls and Procedures.”

Assessing our procedures to improve our internal control over financial reporting is an ongoing process. We may need to hire additional accounting and financial staff and consultants with appropriate experience and technical accounting knowledge, and compile the system and process documentation necessary to remediate the material weaknesses identified. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. We therefore can provide no assurance that our remediation efforts described herein will be successful and that we will not have material weaknesses in the future. Any other material weaknesses we identify could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal executive offices are located on the Harwell Science and Innovation Campus, Harwell, Oxfordshire, United Kingdom, where we lease and occupy approximately 31,000 square feet of office and laboratory space.

Following the acquisition of Avidea in December 2021, we lease laboratory and office facilities in Baltimore, Maryland, United States. On June 14, 2022, the Company entered into a lease agreement for approximately 19,700 square feet in Germantown, Maryland. The site will house the Company’s, state-of-the-art wet laboratory and office space in the United States. We plan to relocate our Baltimore laboratory and office facilities to Germantown, Maryland in the second quarter of 2023.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

We have no penalties to report in accordance with The Revenue Procedure 2005-51 and Section 6707A(e) of the Internal Revenue Code, which requires the Company to disclose any IRS demand for payment of certain penalties related to tax-avoidance transactions under I.R.C. Sections 6662(h), 6662A, or 6707A.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares, nominal value £0.000025 per share, in the form of American Depositary Shares, or ADSs, trade under the symbol “VACC” on the Nasdaq Global Market.

Holders of Our ADSs

Our American Depositary Shares, or ADSs, each represent one ordinary share, nominal value £0.000025 per share, of Vaccitech plc. An ADS may be evidenced by an American Depositary Receipt issued by the Bank of New York Mellon as depositary bank. As of March 21, 2023, there was one holder of record of our ordinary shares, nominal value £0.000025 per share, and 64 holders of record of our ADSs. The closing sale price per ADS on the Nasdaq Global Market on March 17, 2023 was $2.99.

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

Recent Sales of Unregistered Equity Securities

None.

Certain Material UK Tax Considerations

The following discussion is limited to an overview of the tax consequences of ownership and disposition of ordinary shares, or such shares represented by ADSs (those ordinary shares or ADSs deriving over 75% of their value otherwise than from United Kingdom land). Each shareholder should however seek individual tax advice as specific rules may apply in certain circumstances. The United Kingdom tax consequences discussed below do not reflect a complete analysis or listing of all the possible United Kingdom tax consequences that may be relevant to holders of our ordinary shares or ADSs.

Capital Gains

If you are not resident in the United Kingdom, or UK, for UK tax purposes, you will not be liable for UK tax on capital gains realized or accrued on the sale or other disposition of ordinary shares or ADSs unless the ordinary shares or ADSs are held in connection with your trade carried on in the UK through a branch or agency and the ordinary shares or ADSs are or have been used, held or acquired for the purposes of such trade or such branch or agency.

An individual holder of ordinary shares or ADSs who ceases to be resident in the UK for UK tax purposes for a period of less than five years and who disposes of ordinary shares or ADSs during that period may also be liable on returning to the UK for UK capital gains tax despite the fact that the individual may not be resident in the UK at the time of the disposal.

Stamp Duty and Stamp Duty Reserve Tax

Stamp duty and/or stamp duty reserve tax (“SDRT”) are imposed in the United Kingdom on certain transfers of securities (including shares in companies which, like us, are incorporated in the United Kingdom) at a rate of 0.5% of the consideration paid for the transfer. Certain transfers of shares to depositaries or into clearance systems are charged a higher rate of 1.5%. Transfers of interests in shares within a depositary or clearance system, and from a depositary to a clearance system, are generally exempt from stamp duty and SDRT.

Transfers of our ordinary shares held in book entry form through the facilities of The Depository Trust Company (“DTC”) should not attract a charge to stamp duty or SDRT in the UK provided no instrument of transfer is entered into (which should not be necessary).

Any transfer of, or agreement to transfer, our ordinary shares that occurs outside the DTC system, including repurchases by us, will ordinarily attract stamp duty or SDRT at a rate of 0.5%. This duty must be paid (and where applicable the transfer document stamped by Her Majesty’s Revenue and Customs) before the transfer can be registered in our books. Typically this stamp duty or SDRT would be paid by the purchaser of the ordinary shares.

A transfer of title in our ordinary shares from within the DTC system out of the DTC system will not attract stamp duty or SDRT if undertaken for no consideration. If that ordinary shares is redeposited into DTC (which may only be done via a deposit of the ordinary shares first with an appropriate offshore depositary followed by a transfer of the ordinary shares from the offshore depositary into DTC), however, the redeposit will attract stamp duty or SDRT at a rate of 1.5%.

Taxation of Dividends

Under UK law, there is no withholding tax on dividends paid on the ordinary shares or ADSs.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchases

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious diseases, cancer and autoimmunity. We aim to treat and prevent infectious diseases and cancer by using our proprietary platforms to develop product candidates that stimulate powerful, targeted immune responses against pathogens, infected cells, and tumor cells. We design these product candidates to stimulate immune responses that are robust, highly specific, and are differentiated by the magnitude of the T cell populations induced, which exhibit critical functionality and durability. In the field of autoimmunity, we use our proprietary platform to develop product candidates that are designed to induce regulatory T cells to suppress specific immune responses and prevent/reverse autoimmunity. We are focused on applying our platform capabilities and the expertise of our team to address significant unmet medical needs in two settings - the therapeutic setting, for the treatment of chronic infectious diseases, cancer, and autoimmunity and the prophylactic setting, for the prevention of infectious diseases, based on our platform’s ability to respond rapidly to epidemic and pandemic threats.

We have a broad pipeline of both clinical and preclinical stage therapeutic and prophylactic programs. Our current therapeutic programs include VTP-300 for the treatment of chronic hepatitis B infection, or CHB, VTP-200 for the treatment of human papilloma virus infection, or HPV, VTP-850 for the treatment of prostate cancer and VTP-600 for the treatment of non-small cell lung cancer, or NSCLC, VTP-1000 for treatment of celiac disease, and VTP-1100 for treatment of HPV-associated cancers. The latter two programs are designed to utilize our SNAPvax platform. Our current prophylactic programs include VTP-400 for the prevention of herpes zoster, or shingles, and VTP-500 for the prevention of Middle East respiratory syndrome, or MERS. In addition, we co-invented a COVID-19 vaccine with the University of Oxford, the rights to which we assigned to Oxford University Innovation, or OUI, to facilitate the license of those rights by OUI to AstraZeneca UK Limited, or AstraZeneca. The vaccine, formerly referred to as AZD1222, is now authorized for use under the marketing name Vaxzevria in a number of countries. AstraZeneca has exclusive worldwide rights to develop and commercialize Vaxzevria.

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

On March 28, 2022, pursuant to the OUI License Agreement Amendment, we were notified of the commencement of payments, arising from AstraZeneca’s commercial sales of Vaxzevria. Under the terms of an exclusive worldwide license agreement between OUI and AstraZeneca, we understand OUI is entitled to milestone payments and royalties on commercial sales of Vaxzevria that began after the pandemic period. As part of the assignment from us to OUI, we are entitled to receive approximately 24% of payments received by OUI from AstraZeneca. For the year ended December 31, 2022, we recognized approximately $43.7 million as revenue (year ended December 31, 2021: $nil). There is, however, no guarantee or expectation that such payments will continue in the future and, if they do, that we will be notified of such payments in a timely manner.

On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of December 31, 2022, we sold 307,139 ordinary shares represented by ADSs under the sales agreement, amounting to gross proceeds of $0.7 million.

We have incurred net losses each year since inception through to December 31, 2021. For the year ended December 31, 2022, we generated net income of $5.3 million, primarily as a result of revenues arising from AstraZeneca sales of Vaxzevria and our agreement with OUI. For the year ended December 31, 2021, we incurred net losses of $51.1 million. As of December 31, 2022 and 2021, we had an accumulated deficit of $103.2 million and $108.6 million, respectively, and we do not currently expect profits or positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and/or timing associated with the development of that product candidate or could prevent continuation of that program being in the company’s interests. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we might be required to expend significant additional financial resources and time on the completion of clinical development. In some circumstances, such as the emergence of a significantly more effective therapy from a competitor, it may be appropriate to discontinue a product candidate program. We expect that our cash balance as of December 31, 2022 will enable us to fund our operating expenses and capital requirements into the first quarter of 2025.

Recent Developments

On January 18, 2023, we incorporated Vaccitech Switzerland GmbH, a wholly owned subsidiary of Vaccitech (UK) Limited.

On January 30, 2023, we announced the appointment of Nadège Pelletier, Ph.D., as Chief Scientific Officer.

On March 20, 2023, we announced topline interim data from HPV001, a Phase 1b/2 clinical trial of VTP-200, a potential treatment for low grade HPV-related cervical lesions, which demonstrated favorable safety and immunogenicity data at interim analysis in patients with low-grade cervical HPV lesions. The HPV001 clinical trial will continue as planned to the 12-month primary endpoint.

Impact of the COVID-19 Pandemic

COVID-19 continues to have an impact, both directly and indirectly, on our business and operations, including continuing disruptions to our clinical trial activities. Our study protocols have been amended so that participants who have previously received Vaxzevria (or any other adenovirus-based vaccine) wait for a minimum of three months between their last adenovirus vaccine and injection with our immunotherapeutic product candidates to prevent prior vector immunity affecting the study.

In the VTP-200 program, participant recruitment was delayed due, in part, to patient availability and site staff availability, and the last patient’s first visit occurring in January 2023 with the last visit due by January 2024. Interim data is expected to be available in the first quarter of 2023. We recently announced topline initial interim immunogenicity and safety data from 58 patients that reached their six-month evaluation timepoint. We expect to announce the full data from this trial in the first quarter of 2024.

For our Phase 1 (HBV001) clinical trial for VTP-300, recruitment of patients with Chronic Hepatitis B (CHB) in the UK was challenging, due to COVID-19 lockdowns but we completed recruitment for all cohorts in first quarter of 2022. For our Phase 1b/2a (HBV002) clinical trial for VTP-300, CHB patient recruitment was delayed in Taiwan, South Korea, and the United Kingdom due to the ongoing COVID-19 restrictions in those countries due to patient availability, patient hesitancy and site staff availability. Patient recruitment was also delayed in South Korea due to the roll out of Vaxzevria vaccine and vaccine hesitancy. Patient recruitment was completed in May 2022, an update to the interim efficacy data was announced on June 22, 2022 and updated efficacy data was presented at AASLD on November 7, 2022.

We continue to assess our business plans and the impact COVID-19 is having on our ability to advance the development of our product candidates as a result of adverse impacts on the availability of raw materials for manufacturing, research sites, contract service providers or suppliers on whom we rely, or to raise financing to support the development of our ongoing product candidate development. No assurances can be given that this analysis will enable us to avoid part or all of any impact from COVID-19, including downturns in business sentiment generally or in our sector in particular. The impact of government regulations, vaccine adoption rates (including boosters), the effectiveness of vaccines, and the continuing economic effects of the pandemic and containment measures may also further adversely impact our business. We cannot currently predict the scope and severity of any potential business shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially adversely impacted.

Impact of the Ukraine Crisis

In respect of the international situation in Ukraine, we have assessed the impact on the Company as minimal. We have no operations or suppliers based in Ukraine, Belarus, or Russia, and there is consequently no additional risk or negative impact on the consolidated financial statements.

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

Components of Our Operating Results

Revenue

To date, we have not generated any revenue from direct product sales and do not expect to do so in the near future, if at all. Most of our revenue to date has been derived from a research grant from the Biomedical Advanced Research and Development Authority, or BARDA, a research collaboration and license agreement with Enara Bio, a research, option and license agreement with Scancell and the OUI License Agreement Amendment with OUI relating to Vaxzevria.

In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. In March 2022, we were notified by OUI of the commencement of revenue relating to the commercial sales of Vaxzevria. Our revenue for the year ending December 31, 2022 was $43.7 million, representing the amounts we have been notified of as due by OUI to date and an estimate of future receipts, constrained to the extent that it is probable that a significant reversal of revenue would not occur. No revenue was recognized as a result of this agreement for the year ended December 31, 2021.

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

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing new next-generation vector platforms, acquiring new nanoparticle based technologies, conducting preclinical studies, developing various manufacturing processes, and advancing clinical development of our programs including Phase 2 clinical trials for VTP-100, which we subsequently discontinued development of, as well as initiating the clinical trials for VTP-200, VTP-300, VTP-600, VTP-850 and readying VTP-400, VTP-500, VTP-1100 and VTP-1000 for clinical trials. Research and development activities account for the major portion of our operating expenses, and we expect research and development expenses to increase in the future. Research and development costs are expensed as incurred. These costs include:

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, including share-based compensation, in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, rent expenses related to our offices, depreciation, foreign exchange gains and losses on our cash balances and other central non-research costs. For the year ended December 31, 2022, we recognized a change in fair value in relation to the updated assumptions in the assessment of the contingent consideration fair value recognized from the acquisition of Avidea on December 10, 2021. Significant judgment is used to determine the probability of success of achievement of the technology and clinical milestones and the date of the expected milestone. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities in both the United Kingdom and United States and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs will increase as our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.

Other Income/ (Expense)

Change in Fair Value

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

Interest Expense

Interest expense results primarily from our convertible loan notes, which carried a market rate of interest. These notes were issued between July and November 2020 and converted on March 15, 2021 into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price.

Interest Income

Interest income results primarily from the interest earned on our short-term cash deposits and cash balances held by Vaccitech (UK) Limited in United States dollars and pounds sterling.

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

Under the SME program, the Company is able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of up to 33.35% of such qualifying research and development expenditure. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects. Certain subcontracted qualifying research and development expenditures are eligible for a cash rebate of up to 21.67%. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims. From the 1st April 2023, it is expected that the SME additional deduction and credit rates will decrease, reducing the tax credit claim available for the Company.

The Company may not be able to continue to claim research and development tax credits under the SME program in the future because it may no longer qualify as a small or medium-sized company. In addition, the EU State Aid cap limits the total aid claimable in respect of a given project to €7.5 million which may impact the Company’s ability to claim R&D tax credits in future. Further, the U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total Pay As You Earn, or PAYE, and National Insurance Contributions, or NICs, liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim. For the year ended December 31, 2022, the R&D tax credits was further restricted by the available tax losses in the UK for the period.

Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue, expenses, leases, accruals and prepayments for external manufacturing of clinical trial material as well as clinical study conduct, fair value of contingent consideration, impairment of goodwill and intangible assets, and the fair value of ordinary shares and share-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

We believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Recognition of Revenue from Contracts with Customers

In 2020, we entered into the OUI License Agreement Amendment with OUI to facilitate the license of our rights to the COVID-19 vaccine we co-invented with OUI to AstraZeneca, which is now known as Vaxzevria. Our performance obligations under the terms of this agreement are limited to the transfer of intellectual property rights (licenses and other rights). Payments by AstraZeneca to OUI under this agreement include an up-front payment, payments based upon the achievement of defined milestones, royalties on product sales, and may include payments of commercial and other milestones, if certain future conditions are met. We are entitled to receive approximately 24% of receipts, including royalties and milestones, received by OUI from that license agreement with AstraZeneca as set out in the OUI License Agreement Amendment.

We evaluate our collaboration and licensing arrangements pursuant to Accounting Standards Codification 606, or ASC 606. We use judgment to determine whether milestones or other variable consideration, except for sales-based royalties, should be included in the transaction price. For sales-based and clinical development milestones and royalties, when the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales or milestone achievement occurs or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). This could require management to estimate the amount of revenue to recognize in the period if the actual data for the period has not been provided.

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

Share-based Compensation

We grant options and restricted shares to employees and directors and account for share-based compensation using a fair value method. All of these arrangements are settled in equity at a predetermined price and generally vest over a period of one to three years. All share options have a life of 10 years before expiration. To the extent such incentives are in the form of share options, up until the first quarter of 2021, the options may have been granted pursuant to bilateral EMI option awards or unapproved option awards. On April 8, 2021, we adopted the Vaccitech plc Share Award Plan 2021 and the Vaccitech plc Non-Employee Sub-Plan which is a sub-plan of the Vaccitech plc Share Award Plan 2021. Under the terms of the Vaccitech plc Share Award Plan 2021, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights or restricted shares. Upon adoption of the Vaccitech plc Share Award Plan 2021, no further awards are granted pursuant to the bilateral EMI option awards or unapproved option awards.

Share based compensation awards are measured at the grant date fair value. For service-based awards, compensation expense is generally recognized over the requisite service period of the awards, usually the vesting period. we apply the “multiple option” method of allocating expense. In applying this method, each vesting tranche of an award is treated as a separate grant and recognized on a straightline basis over that tranche’s vesting period. For performance-based awards where the vesting of the awards may be accelerated upon the achievement of certain milestones, vesting and the related share-based compensation is recognized as an expense when it is probable the milestone will be met. We have elected to recognize the effect of forfeitures on share-based compensation when they occur. Any differences in compensation recognized at the time of forfeiture are recorded as a cumulative adjustment in the period where the forfeiture occurs.

We measure share-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model for options. Black-Scholes utilizes assumptions related to expected term, volatility, the risk-free interest rate and the dividend yield (which is assumed to be zero, as we have not paid any cash dividends). The volatility assumption utilizes both the Company’s historical volatility and those of a portfolio of listed peer companies, weighted towards the Company as we build the historical records following IPO. For options granted prior to our IPO, we applied a discount for lack of marketability calculated using the Finnerty model.

The assumptions used in the Black-Scholes model to determine fair value for the share option grants during the years ended December 31, 2022 and 2021, were:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Expected volatility	94.7%	110.6%
Expected term (years)	6.00	6.31
Risk-free interest rate	2.40%	1.06%
Expected dividend yield	0.00%	0.00%

For the years ended December 31, 2022 and 2021, 2,296,303 and 1,947,402 share options were granted, respectively. In January and February 2023, we granted a further 1,973,529 share options with a weighted average exercise price of $2.53.

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

We acquired Avidea for an up-front amount of $32.8 million (after working capital adjustments), of which $11.8 million was payable in cash and $21.0 million in 2,151,831 of American Depositary Shares of the Company. In addition, Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a mixture of cash and ADSs, upon the achievement of certain milestones. This contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date, and subsequently remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings in the consolidated statements of operations and comprehensive loss. The fair value of contingent consideration is based on the probability of pursuit of the activity associated with the milestone, the probability of success of the achievement of the milestone, the expected date of milestone achievement and applying the relevant discount rate.

Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.

Impairment of Goodwill and Intangible Assets

We test goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We have elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. The goodwill of $12.2 million recognized to December 31, 2022 wholly relates to the acquisition of Avidea on December 10, 2021. The Company performed the annual impairment test to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, the Company has not recognized any impairment losses related to goodwill or intangible assets for the years ended December 31, 2022 and 2021.

Convertible Loan Notes and Embedded Derivatives

We review the terms of convertible loan notes and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Derivative financial instruments are initially measured at fair value, and then re-valued at each reporting date, with changes in the fair value reported as charges or credits in the consolidated statements of operations and comprehensive loss. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument exceed the total proceeds received an immediate charge in the consolidated statements of operations and comprehensive loss is recognized in order to initially record the derivative instrument at fair value.

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

In 2020, we entered into a series of unsecured convertible loan notes arrangements on various dates between July through November 2020. The Series B funding on March 21,2021 constituted a qualified equity financing in accordance with the terms of the convertible loan notes. As a result, the convertible loan notes were converted on March 15, 2021 into 12,421 Series B Shares with the conversion price being 0.8 times the Series B Shares issue price and are no longer outstanding.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Year	Year
	ended December	ended December
	31, 2022	31, 2021	Change
Revenue from Licenses, Grants & Services	$44,703	$268	$44,435
Operating expenses:
Research & development	42,350	20,371	21,979
General and administrative	6,394	25,118	(18,724)
Total operating expenses	48,744	45,489	3,225
Loss from operations	(4,041)	(45,221)	41,180
Other income/(expense):
Change in fair value of derivatives embedded in convertible loan notes	—	5,994	(5,994)
Unrealized exchange gain on convertible loan notes	—	209	(209)
Loss on extinguishment of convertible loan notes	—	(13,789)	13,789
Interest income	3,103	2	3,101
Interest expense	(19)	(2,668)	2,649
Research and development incentives	1,240	4,001	(2,761)
Other income, net	567	332	235
Total other income/(expense)	4,891	(5,919)	10,810
Tax benefit	4,471	28	4,443
Net income/(loss)	$5,321	$(51,112)	$56,433

Revenue

For the year ended December 31, 2022, our revenue primarily consisted of $43.7 million from the OUI License Agreement Amendment with respect to amounts owed to us by OUI for the commercial sales of Vaxzervria, and $0.8 million attributable to upfront fees associated with a research and license agreement with Scancell.

For the year ended December 31, 2021, our revenue consisted of $0.2 million of reimbursement of research and development expenses from BARDA and $0.1 million of license revenue from a research, collaboration and license agreement with Enara Bio. The collaboration and license agreement with Enara Bio was terminated in 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year	Year
	ended December	ended December
	31, 2022	31, 2021	Change
Direct research and development expenses by program:
VTP-200 HPV	$4,050	$3,061	$989
VTP-300 HBV	13,700	6,431	7,269
VTP-600 NSCLC	532	687	(155)
VTP-800/850 Prostate cancer	5,011	2,433	2,578
VTP-1000/VTP-1100 (SNAPvax candidates)	5,118	—	5,118
Other and earlier stage programs	1,916	1,382	534
Total direct research and development expenses	$30,327	$13,994	$16,333
Internal research and development expenses:
Personnel-related (including share-based compensation)	10,424	5,787	4,637
Facility related	1,308	410	898
Other internal costs	291	180	111
Total internal research and development expenses	12,023	6,377	5,646
Total research and development expenses	$42,350	$20,371	$21,979

Our research and development expenses for the years ended December 31, 2022 and 2021 were $42.4 million and $20.4 million, respectively, and consisted of direct and internal research and development expenses.

Direct expenses for the years ended December 31, 2022 and 2021 were $30.3 million and $14.0 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $16.3 million increase, $7.3 million pertains to progress in VTP-300, having completed the last patient visit in the HBV001 Phase 1 clinical trial in May 2022, completing enrollment in the HBV002 Phase 2 clinical trial in May 2022, and dosing the first patient in the HBV003 Phase 2 clinical trial in October 2022. $5.1 million of the increase pertains to the commencement of VTP-1000 Celiac disease and VTP-1100 HPV cancer programs in 2022. $2.6 million of the increase pertains to VTP-800/850, which has progressed to FDA clearance of our IND for PCA001, a Phase 1/2 open-label clinical trial, in December 2022. $1.0 million of the increase pertains to VTP-200, having completed enrollment into the Phase 1b/2 clinical trial, HPV001, in December 2022.

Internal research and development expenses for the years ended December 31, 2022 and 2021 were $12.0 million and $6.4 million, respectively. Of the $5.6 million increase, $4.6 million pertains to personnel-related expenses as a result of the relative increase in headcount across locations in the United Kingdom and United States, including those individuals that joined the Company through the acquisition of Avidea in December 2021. Facility related costs increased $0.9 million primarily due to the relocation of the Company headquarters in the third quarter of 2022, and the U.S. facility expenses being incurred for the full year following the Avidea acquisition in December 2021.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $6.4 million, which were mainly attributable to personnel expenses of $16.8 million, including the share-based compensation charge of $7.2 million, due to an increase in headcount, insurance cost of $6.2 million, legal and professional fees of $4.3 million, and other general and administrative expenses, offset by un unrealized foreign exchange gain on the revaluation of cash balances of $26.4 million, resulting from the fluctuations between the United States dollar and pound sterling exchange rates.

For the year ended December 31, 2021, general and administrative expenses were $25.1 million, which were mainly attributable to personnel expenses of $20.4 million, including the share-based compensation charge of $14.2 million, insurance costs of $4.8 million and legal and professional fees of $2.9 million, netted by unrealized foreign exchange gain on cash balances of $6.0 million. The share-based payment charge includes a one-off expense relating to the RSUs that vested upon the successful completion of our IPO.

Change in fair value of derivatives embedded in convertible loan notes

For the year ended December 31, 2022, there were no outstanding convertible loan notes. For the year ended December 31, 2021, we recognized a gain of $6.0 million in relation to the conversion and redemption features embedded in the convertible loan notes.

Loss on extinguishment of convertible loan notes

There was no loss on extinguishment of convertible loan notes for the year ended December 31, 2022, as there were no outstanding loan notes in the year. For the year ended December 31, 2021, we recognized a loss of $13.8 million related to conversion of convertible loan notes into 12,421 Series B preferred shares. The loss is a difference between (1) the fair value of those shares ($53.7 million) and (2) the sum of the carrying amounts of the convertible loan notes ($25.6 million) and the bifurcated conversion and redemption feature liability ($14.4 million).

Interest Income

For the years ended December 31, 2022 and 2021, interest income was $3.1 million and $0.002 million respectively, which primarily result from the interest earned on our short-term cash deposits and cash balances held by Vaccitech (UK) Limited in United States dollars and pound sterling.

Interest Expense

For the years ended December 31, 2022, interest expense was $0.02 million which mainly relates to dilapidation provision discounted over the length of the lease in respect of the Company headquarters, and $0.003 million interest paid on the debt recognized on the acquisition of Avidea, which was repaid in full in the first quarter of 2022. For the year ended December 31, 2021 interest expense was $2.7 million which primarily related to our convertible loan notes, which carried a market rate of interest.

Research and Development Incentives

For the years ended December 31, 2022 and 2021, we accrued research and development incentives of $1.2 million and $4.0 million respectively, with the decrease attributable to a reduction in losses available to surrender for the receipt of the research and development incentives in Vaccitech (UK) Limited , due to amounts payable to the Company from the commercial sales of Vaxzevria. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. We account for such relief received as other income.

Tax benefit

For the years ended December 31, 2022 and 2021, the tax benefit was $4.5 million and $0.03 million respectively, which primarily relates to movements in deferred tax resulting from the deferred tax liability recognised in respect of the acquired intangible asset.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes and most recently from royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment. Through December 31, 2022, we had received gross proceeds of approximately $325.5 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of December 31, 2022, we had cash and cash equivalents of $194.4 million. Key financing and corporate milestones include the following:

●	In March 2016, we raised gross proceeds of approximately $14.0 million from the issuance of our seed round of ordinary shares.
●	Between November 2017 and December 2018, we raised gross proceeds of $33.9 million from the issuance of our Series A Shares.

●	Between July 2020 and November 2020, we raised gross proceeds of $41.2 million from the issuance of convertible loan notes.
●	In March 2021, we raised gross proceeds of $125.2 million from the issuance of our Series B shares.
●	In May 2021, we raised gross proceeds of $110.5 million from the initial public offering of our ordinary shares on NASDAQ.
●	In 2022, we received $38.2 million of cash from OUI for the commercial sales of Vaxzevria.
●	In December 2022, we raised gross proceeds of $0.7 million from the issuance of shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC.

On August 9, 2022, we filed a Registration Statement on Form S-3 as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of December 31, 2022, we sold 307,139 ordinary shares represented by ADSs under the sales agreement, amounting to gross proceeds of $0.7 million.

We do not currently expect positive cash flows from operations in the foreseeable future, if at all. Historically, we have incurred operating losses as a result of ongoing efforts to develop our heterologous prime-boost immunotherapy platforms and our product candidates, including conducting ongoing research and development, preclinical studies, clinical trials, providing general and administrative support for these operations and developing our intellectual property portfolio. We expect to continue to incur net negative cash flows from operations for at least the next few years as we progress clinical development, seek regulatory approval, prepare for and, if approved, proceed to manufacture and commercialization of our most advanced product candidates. Operating profits may arise earlier if programs are licensed or sold to third parties before final approval, but this cannot be guaranteed.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Year	Year
	ended December	ended December
	31, 2022	31, 2021
Net cash used in operating activities	$(14,431)	$(32,583)
Net cash used in investing activities	(5,750)	(12,912)
Net cash provided by financing activities	325	222,742
Effect of exchange rates on cash and cash equivalents	187	(6,459)
Net (decrease)/increase in cash and cash equivalents	$(19,669)	$170,788

Cash Used in Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $14.4 million, primarily resulting from our net income of $5.3 million, adjusted by foreign exchange gain on translation of $24.8 million, share based compensation of $9.9 million, depreciation and amortization of $4.3 million, and changes in our operating assets and liabilities, net of $5.5 million primarily resulting from the OUI receivable, and an increase in prepaid expense due to the payment of annual insurance premiums that occurred in the second quarter of 2022.

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

Net Cash Used in Investing Activities

During the year ended December 31, 2022, cash used in investing activities was $5.8 million primarily resulted from capital expenditures related to our new headquarters in Harwell, United Kingdom.

During the year ended December 31, 2021, cash used in investing activities was $12.9 million, including $11.8 million which was related to the acquisition of Avidea, and $1.1 million related to capital expenditures.

Net Cash Provided by Financing Activities

During the year ended December 31, 2022, cash provided by financing activities was $0.3 million resulting from $0.5 million net proceeds from the issuance ordinary shares through the “at-the-market” sales agreement, offset by $0.2 million repayment of debt incurred previously by the acquired company Avidea (acquired on December 10, 2021, that subsequently became Vaccitech North America, Inc.).

During the year ended December 3l, 2021, cash provided by financing activities was $222.7 million consisting of $121.8 million of net proceeds from the issuance of Series B shares, $102.8 million of net proceeds from the IPO after offering costs of $2.2 million and $0.3 million of capital contributions from non-controlling interest.

Effect of exchange rates on cash and cash equivalents

During the year ended December 31, 2022 and 2021, the effect of foreign exchange on cash and cash equivalents was a $0.2 million gain and $6.5 million loss respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.

Future Funding Requirements

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, through to December 31, 2021. We were profitable in 2022 but continue to maintain negative operating cash flows. As of December 31, 2022, we had an accumulated deficit of $103.2 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Since our foundation, we have invested a significant portion of our efforts and financial resources in research and development activities for our ChAdOx1, ChAdOx2 and MVA technologies, acquisition of additional complementary platforms such as SNAPvax, development of new technologies in house, and our product candidates derived from these technologies. Preclinical studies and especially clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may elect to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate functions. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and potentially in-house manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise as outlined above. Because the outcome of any preclinical study or clinical trial is uncertain and the rate of change of third-party costs is also unpredictable, we cannot reasonably estimate now the actual amounts which will be necessary to complete the development and commercialization of our current or future product candidates successfully.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.

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

Lease, Purchase, and Other Obligations

We have operating lease obligations related to our property, plant and equipment. The details of these leases are disclosed in Item 2. “Properties.”. The obligations related to both short- and long-term lease arrangements are set forth in Note 17 “Commitment and Contingencies” to our consolidated financial statements.

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

We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of December 31, 2022. See section entitled “Business - Our Collaboration and License Agreements.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncement that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Currency Translation

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling and Australian dollar. Our reporting currency is the United States dollar, and functional currency of Vaccitech plc and its consolidated subsidiaries, Vaccitech (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Vaccitech North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Vaccitech Australia Pty, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Vaccitech Italia S.R.L, is the euro. Our cash and cash equivalents as of December 31, 2022 consisted primarily of cash balances held by Vaccitech (UK) Limited in United States dollars.

Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average exchange rate in effect during the period. Translation adjustments are included in the consolidated Balance Sheets as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in operating expenses, net in the consolidated Statements of Operations and Comprehensive Loss as incurred.

We incur significant operating costs in the UK and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our UK operations that are settled in pound sterling. For the year ended December 31, 2022, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in an increase to our expenses denominated in pound sterling of approximately $4.5 million, as compared to an increase in our expenses of approximately $4.9 million in the year ended December 31, 2021.

Interest Rate Sensitivity

We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash and cash equivalents of $194.4 million as of December 31, 2022, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Financial Statements and Supplementary Data

Consolidated Financial Statements

Our audited consolidated financial statements are included at the end of this Annual Report, starting at page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. The term “disclosure controls and procedures”, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, management has concluded that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and for the assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment of the Company’s internal control over financial reporting as of December 31, 2022, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and evaluated the internal control over financial reporting.   As a result of the material weaknesses described below, management concluded our internal control over financial reporting was not effective as of December 31, 2022 based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

Management previously reported, in our Annual Report on Form 10-K for the year ended December 31, 2021, material weaknesses in our internal control over financial reporting related to: (i) our IT general control environment has not been sufficiently designed to include appropriate user access rights and (ii) policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively.

As of the year ended December 31, 2022, in addition to the above material weakness on IT general control user access rights, we also identified additional deficiencies related to the design and implementation of controls over program development, program changes, and computer operations.

Remediation Efforts

During fiscal year 2022, we undertook efforts to remediate previously disclosed material weaknesses, including assessing and identifying risks to financial reporting over all business processes impacting financial reporting and implementation of controls over critical accounting policies and estimates. Although we made substantial progress throughout the year, the design and operation of SOX-level controls remained ongoing as of December 31, 2022, due to a significant amount of progress occurring in the second half of the year, and therefore being unable to determine if a control had been formalized, operated and tested with enough instances to be embedded within the control environment for fiscal year 2022. In implementing SOX in 2022, management applied a risk based approach, focusing on establishing and testing controls over the critical accounting policies and estimates such as going concern, revenue, contingent consideration, impairment and leases, as a priority. Some business process controls over critical accounting policies and estimates established in the fiscal year that were dependent on systems without effective IT general controls were deemed ineffective because they could be adversely impacted by the lack of system controls. Our internal control remediation efforts will continue into fiscal year 2023 and focus on the areas detailed below.

Planned Remediation Activities

(i)	IT general controls

We are taking measures to address the IT environment through the implementation of a new enterprise resource planning (“ERP”) system and controls over program development, program changes, computer operations and access rights. We have implemented the new ERP system for the U.K. Company in the first quarter of 2023, and plan to rollout implementation of the new ERP system to the U.S. Company later in 2023.

For the new ERP system and all other IT systems deemed significant to financial reporting, we plan to implement: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties exist, to adequately restrict user and privileged access to certain financial applications, programs and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, (iv) testing and approval controls for program development to ensure that changes are aligned with business and IT requirements, and (v) identification and testing of system-generated information and calculations used in the execution of manual controls.

(ii)	policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions

We are taking measures to address this material weakness, which includes hiring appropriate personnel whose roles are to enhance policies and procedures with respect to the review, supervision, formalization and monitoring of our accounting and reporting functions. Additionally, we plan to enhance business process controls through the following activities:

●	continue to evaluate and refine the design, implementation, and documentation of the internal controls to ensure controls address the relevant risks, are properly designed, and provide appropriate evidence of the Company’s performance;
●	enhance the design of controls that address the completeness and accuracy of reports being utilized in the execution of internal controls;
●	continue to evaluate the assignment of responsibilities associated with the performance of control activities and consider hiring additional resources, obtaining third party assistance, or providing additional training to existing resources;
●	further develop and execute a testing protocol that allows the Company to validate the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are presented and functioning as designed;

As we monitor and evaluate our ICFR, we will continue to assess the effectiveness of our remediation plan and prioritize our resources.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

Other than the changes related to the ongoing remediation activities related to the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual General Meeting to be filed with the U.S. Securities and Exchange Commission.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual General Meeting to be filed with the United States Securities and Exchange Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual General Meeting to be filed with the U.S. Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual General Meeting to be filed with the United States Securities and Exchange Commission.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual General Meeting to be filed with the United States. Securities and Exchange Commission.

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

2.2*†

Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 11, 2022, by and between Vaccitech plc and Benjamin Eisler, as Securityholder Agent (Incorporated by reference to Exhibit 2.2 to our Annual Report on Form 10-K (File No. 001-40367) filed on March 25, 2022).

2.3

Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated May 9, 2022, by and between Vaccitech plc and Benjamin Eisler, as the Securityholder Agent (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40367), filed with the Securities and Exchange Commission on August 9, 2022).

3.2	Articles of Association of the Registrant (Incorporated by reference to Exhibit 3.1 to our Form 8-K (File No. 001-40367) filed on May 10, 2021)).

4.1	Form of Deposit Agreement (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

4.2	Form of American Depositary Receipt (included in Exhibit 4.1).

4.3*	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K (File No. 001-40367) filed on March 25, 2022).

10.1#	EMI Option Scheme and form of award agreement thereunder (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.2#

2021 Stock Option and Incentive Plan and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.3#	2021 Employee Share Purchase Plan (Incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

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

10.17

Registration Rights Agreement, dated March 28, 2022, by and among the Registrant and Benjamin Eisler, as the Securityholder Agent (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on May 11, 2022).

10.18	Service Agreement with Gemma Brown, effective September 15, 2022 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on November 10, 2022).

10.19

Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on November 10, 2022).

10.20

Lease Agreement dated September 3, 2021 by and among The Harwell Science and Innovation Campus General Partner Limited, The Harwell Science and Innovation Campus Nominee Limited, The Harwell Science and Innovation Campus Limited Partnership and Vaccitech (UK) Limited (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on November 12, 2021).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2*	Consent of BDO LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this Annual Report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
*	Filed or furnished herewith.
†	Certain portions of this exhibit have been omitted because they are not material and the Registrant customarily and actually treats that information as private or confidential.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2023	VACCITECH PLC

	By:	/s/ WILLIAM ENRIGHT

William Enright
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints William Enright and Gemma Brown, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM ENRIGHT	Chief Executive Officer and Director	March 24, 2023
William Enright	(Principal Executive Officer)

/s/ GEMMA BROWN	Chief Financial Officer	March 24, 2023
Gemma Brown	(Principal Financial and Accounting Officer)

/s/ ROBIN WRIGHT	Chairman and Director	March 24, 2023
Robin Wright

/s/ ALEX HAMMACHER	Director	March 24, 2023
Alex Hammacher

/s/ PIERRE A. MORGON	Director	March 24, 2023
Pierre A. Morgon

/s/ ANNE M. PHILLIPS	Director	March 24, 2023
Anne M. Phillips

/s/ KAREN T. DAWES	Director	March 24, 2023
Karen T. Dawes

/s/ JOSEPH C. F. SCHEEREN	Director	March 24, 2023
Joseph C. F. Scheeren

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vaccitech plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vaccitech plc and its subsidiaries (the “Company’) as of December 31, 2022, and the related consolidated statement of operations and comprehensive loss, of changes in redeemable convertible preferred shares and shareholders’ equity, and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Reading, United Kingdom

March 24, 2023

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Vaccitech plc

Oxford, United Kingdom

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Vaccitech plc (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred shares and shareholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO LLP

BDO LLP

We have served as the Company’s auditor from 2017 through 2022.

London, United Kingdom

March 25, 2022

VACCITECH PLC

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

	As of		As of
	December 31,		December 31,
	2022		2021
ASSETS
Cash and cash equivalents	$194,385		$214,054
Accounts receivable	323		20
Accounts receivable – related parties	5,524		—
Research and development incentives receivable	4,541		6,229
Prepaid expenses and other current assets	8,268		6,462
Total current assets	213,041		226,765
Goodwill	12,209		12,630
Property and equipment, net	7,957		1,829
Intangible assets, net	28,269		31,430
Right of use assets, net	7,753		7,257
Other assets	976		804
Total assets	$270,205		$280,715
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,748		$2,419
Accrued expenses and other current liabilities	8,061		7,875
Deferred revenue	—		182
Operating lease liability - current	433		523
Debt	—		159
Total current liabilities	12,242		11,158
Non-Current liabilities:
Operating lease liability	8,340		6,540
Contingent consideration	1,711		2,371
Other non-current liabilities	965		—
Deferred tax liability, net	3,746		8,084
Total liabilities	$27,004		$28,153
Commitments and contingencies (Note 17)
Shareholders’ equity:
Ordinary shares, £0.000025 nominal value; 37,683,531 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 37,188,730)	1		1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 63,443)	86		86
Deferred B shares, £0.01 nominal value; 570,987 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 570,987)	8		8
Deferred C shares, £0.000007 nominal value, 27,828,231 shares authorized, issued and outstanding (December 31, 2021: authorized, issued and outstanding: 27,828,231)	0	[1]	0	[1]
Additional paid-in capital	379,504		369,103
Accumulated deficit	(103,243)		(108,585)
Accumulated other comprehensive loss – foreign currency translation adjustments	(33,460)		(8,488)
Total shareholders’ equity attributable to Vaccitech plc shareholders’	242,896		252,125
Noncontrolling interest	305		437
Total shareholders’ equity	$243,201		$252,562
Total liabilities and shareholders’ equity	$270,205		$280,715

1 Indicates amount less than one thousand

The accompanying notes are an integral part of these consolidated financial statements.

VACCITECH PLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
License revenue [1]	$44,694	$63
Service revenue	—	21
Research grants and contracts	9	184
Total revenue	44,703	268
Operating expenses
Research and development	42,350	20,371
General and administrative	6,394	25,118
Total operating expenses	48,744	45,489
Loss from operations	(4,041)	(45,221)
Other income (expense):
Change in fair value of derivatives embedded in convertible loan notes	—	5,994
Unrealized foreign exchange gain on convertible loan notes	—	209
Loss on extinguishment of convertible loan notes	—	(13,789)
Interest income	3,103	2
Interest expense	(19)	(2,668)
Research and development incentives	1,240	4,001
Other income, net	567	332
Total other income/(expense)	4,891	(5,919)
Profit/(loss) before income tax	850	(51,140)
Tax benefit	4,471	28
Net income/(loss)	5,321	(51,112)
Net loss attributable to noncontrolling interest	21	247
Net income/(loss) attributable to Vaccitech plc shareholders	$5,342	$(50,865)

Weighted-average ordinary shares outstanding, basic	37,248,126	25,894,375
Weighted-average ordinary shares outstanding, diluted	38,169,307	25,894,375
Net income/(loss) per share attributable to ordinary shareholders, basic	$0.14	$(1.96)
Net income/(loss) per share attributable to ordinary shareholders, diluted	$0.14	$(1.96)

Net income/(loss)	$5,321	$(51,112)
Other comprehensive loss – foreign currency translation adjustments	(25,083)	(7,248)
Comprehensive loss	(19,762)	(58,360)
Comprehensive loss attributable to noncontrolling interest	132	250
Comprehensive loss attributable to Vaccitech plc shareholders	$(19,630)	$(58,110)

1 Includes license revenue from related parties for the year ended December 31, 2022 totaling $43.7 million (December 31, 2021: $nil).

The accompanying notes are an integral part of these consolidated financial statements.

VACCITECH PLC

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Additional	Accumulated	Accumulated Other	Noncontrolling	Total Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		Paid-in-capital	Deficit	Comprehensive Loss	Interest	Equity
Balance, January 1, 2022	37,188,730	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$369,103	$(108,585)	$(8,488)	$437	$252,562
Share based compensation	—	—		—	—	—	—	—	—		9,877	—	—	—	9,877
Issue of ordinary shares	494,801	0	[1]	—	—	—	—	—	—		484	—	—	—	484
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—	—	(24,972)	(111)	(25,083)
Measurement period and contingent consideration adjustments	—	—		—	—	—	—	—	—		40	—	—	—	40
Net income/(loss)	—	—		—	—	—	—	—	—		—	5,342	—	(21)	5,321
Balance, December 31, 2022	37,683,531	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$379,504	$(103,243)	$(33,460)	$305	$243,201

1 Indicates amount less than one thousand

The accompanying notes are an integral part of these consolidated financial statements.

VACCITECH PLC

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED SHARES

AND SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Year ended December 31, 2021
	A Redeemable		Series B Redeemable														Accumulated
	Convertible		Convertible												Additional		Other		Total
	Preferred Shares		Preferred Shares		Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2021	22,065	$33,765	—	$—	7,960,458	$0	[1]	—	$—	—	$—	7,960,458	$0	[1]	$21,660	$(57,720)	$(1,243)	$391	$(36,912)
Share based compensation															16,487				16,487
Issue of Series B shares, net of issuance costs			28,957	121,837															—
Series B Shares issued on conversion of convertible notes			12,421	53,721															—
Issue of Deferred A shares		(29)		(57)				63,443	86										86
Issue of ordinary and Deferred C shares					960,691	0	[1]					263,886	0	[1]	9				9
Initial public offering, net of underwriting discounts					6,500,000	0	[1]								102,765				102,765
Offering Costs															(2,165)				(2,165)
Conversion of Series A shares	(22,065)	(33,736)			6,818,085	0	[1]			198,585	3	6,818,085	0	[1]	33,733				33,736
Conversion of Series B shares			(41,378)	(175,501)	12,785,802	0	[1]			372,402	5	12,785,802	0	[1]	175,496				175,501
Issue of shares to Non-controlling interest																		296	296
Issue of shares on acquisition of subsidiary					2,163,694	0	[1]								21,118				21,118
Foreign currency translation adjustments																	(7,245)	(3)	(7,248)
Net loss																(50,865)		(247)	(51,112)
Balance, December 31, 2021	—	$—	—	$—	37,188,730	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$369,103	$(108,585)	$(8,488)	$437	$252,562

1 Indicates amount less than one thousand

The accompanying notes are an integral part of these consolidated financial statements.

VACCITECH PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Year ended		Year ended
	December 31,		December 31,
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/ (loss)	$5,321		$(51,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	9,877		16,487
Depreciation and amortization	4,323		602
Non-cash lease expenses	1,216		338
Change in fair value of derivatives embedded in convertible loan notes	—		(5,994)
Unrealized foreign exchange gain on convertible loan notes	—		(209)
Non-cash gain on foreign currency remeasurement and other non-cash adjustments	(24,905)		—
Change in contingent consideration	(73)		—
Non cash interest expense	19		813
Loss on extinguishment of convertible loan notes	—		13,789
Deferred tax expense	(4,337)		(119)
Profit on sale of property and equipment	(348)		—
Changes in operating assets and liabilities:
Accounts receivable (including related parties)	(5,833)		559
Prepaid expenses and other current assets	(2,170)		(4,221)
Research and development incentives receivable	1,158		(3,607)
Accounts payable	1,140		(3,528)
Accrued expenses and other current liabilities	751		4,417
Deferred revenue	(183)		(63)
Other assets	(387)		(735)
Net cash used in operating activities	$(14,431)		$(32,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	—		(11,766)
Proceeds from sale of property and equipment	388		—
Purchases of property and equipment	(6,138)		(1,146)
Net cash used in investing activities	$(5,750)		$(12,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares from the exercise of stock options	0	[1]	9
Contributions from noncontrolling interest	—		296
Repayment of debt	(159)		—
Transaction costs for Series B shares	—		(3,402)
Proceeds from issue of Series B shares	—		125,239
Initial public offering cost	—		(2,165)
Proceeds from initial public offering	—		102,765
Proceeds from issue of ordinary shares	484		—
Net cash provided by financing activities	$325		$222,742
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	187		(6,459)
Net (decrease)/ increase in cash and cash equivalents	(19,669)		170,788
Cash and cash equivalents, beginning of the year	214,054		43,266
Cash and cash equivalents, end of the year	$194,385		$214,054
Supplemental cash flow disclosures:
Cash paid for interest	$0	[1]	$1,844
Cash paid for income taxes	$0	[1]	$152
Non-Cash investing and financing activities
Issue of ordinary shares	$0	[1]	$21,118
Issue of deferred A shares	$—		$86
Issue of deferred B shares	$—		$8
Issue of deferred C shares	$—		$0	[1]
Issue of Series B shares	$—		$53,721
Conversion of Series A and B to ordinary shares	$—		$209,229
Cash consideration on acquisition of subsidiary payable	$—		$400
Purchases of property and equipment included in accounts payable and accrued liabilities	$559		$168
ROU assets obtained in exchange for operating lease liabilities	$2,400		$6,819
Asset retirement obligation	$999		$—
Changes to right-of-use asset resulting from lease reassessment event	$(207)		$—
Measurement period adjustments	$(38)		$—
Contingent Consideration settled in equity	$78		$—

1 Indicates amount less than one thousand

The accompanying notes are an integral part of these consolidated financial statements.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Basis of Presentation

Nature of business

Vaccitech plc (Vaccitech) is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Vaccitech is engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious disease, cancer and immune tolerance. Vaccitech is headquartered in Harwell, Oxfordshire, United Kingdom. Vaccitech and its direct and indirect subsidiaries, Vaccitech (UK) Limited, Vaccitech Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Vaccitech North America, Inc. and Vaccitech Italia S.R.L, are collectively referred to as the “Company”.

In connection with the initial public offering of American Depositary Shares (“ADSs”), in March 2021, Vaccitech completed a corporate reorganization wherein the shareholders of Vaccitech (UK) Limited (formerly Vaccitech Limited) exchanged each of their ordinary shares, Series A Shares and Series B Shares of the company for the same quantity of ordinary shares, series A shares (“Vaccitech plc Series A Shares”) and series B shares (“Vaccitech plc Series B Shares”) in Vaccitech plc (resulting in the shareholders of the company holding the same percentage and class of shares in Vaccitech plc (formerly Vaccitech Rx Limited) as they had in Vaccitech (UK) Limited (formerly Vaccitech Limited).The group reorganization under common control constituted a change in reporting entity and has been given retrospective effect reflecting the net assets of Vaccitech (UK) Limited and its subsidiaries and Vaccitech plc at their historical carrying amounts. As a result of the reorganization these consolidated financial statements have been presented for all periods as if Vaccitech plc was the holding company of the group. In addition, on April 4, 2022, a merger was effected between subsidiary Vaccitech USA, Inc. and Vaccitech North America, Inc., with Vaccitech North America, Inc. being the surviving entity.

The Company operates in an environment of rapid technological change and substantial competition from pharmaceutical and biotechnology companies. The Company is subject to risks common to companies in the biopharmaceutical industry in a similar stage of its life cycle including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its vaccine product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of any of its products that are approved, and protection of proprietary technology. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant product sales. If the Company does not successfully commercialize any of its products or mitigate any of these other risks, it will be unable to further generate revenue or achieve profitability.

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial reporting. The Company’s reporting currency is the U.S. dollar.

On May 4, 2021, the Company effected a 309-for-1 stock split of ordinary shares. Each resultant ordinary share from the stock split was redesignated as one ordinary share and one deferred C share. Accordingly, all ordinary share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the stock split.

As of December 31, 2022, the Company had cash and cash equivalents of $194.4 million and an accumulated deficit of $103.2 million. Although the Company has recorded net income for the year ended December 31, 2022, the Company expects to incur losses for the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. The Company expects to seek additional funding through equity financings, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Guarantees and indemnifications

As permitted under the laws of England and Wales, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through the years ended December 31, 2022 and 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, costs and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue, expenses, leases, accruals and prepayments for external manufacturing of clinical trial material as well as clinical study conduct, fair value of contingent consideration, impairment of goodwill and intangible assets, and the fair value of ordinary shares and share-based compensation. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

COVID-19 continues to have an impact, both directly and indirectly, on our business and operations, including continuing disruption to our clinical trial activities and pre-clinical development timelines for the Company’s clinical and pre-clinical programs. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. In respect of the international situation in Ukraine, we have assessed the impact on the Company as minimal. We have no operations or suppliers based in Ukraine, Belarus, or Russia, and there consequently no additional risk or negative impact on the consolidated financial statements. We have no operations or suppliers based in Turkey, and therefore the Company is not impacted by the potential hyperinflationary environment in that country. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.

2.   Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Vaccitech and those entities in which it has a controlling interest. Intercompany amounts are eliminated on consolidation. Amounts attributable to the noncontrolling interest are presented as a separate element of equity in the accompanying consolidated financial statements.

Comprehensive loss

Comprehensive loss for all periods presented is comprised primarily of net income (loss) and other comprehensive loss, which solely relates to foreign currency translation adjustments.

Foreign currency translation

The Company’s reporting currency is the United States dollar. The functional currency of the parent and each subsidiary is the currency of the country and economic environment in which it is located. Assets and liabilities of each legal entity denominated or measured in a currency other than British Pounds are first translated into British pounds and consolidated. The consolidated balances are then converted into United States dollars at period-end exchange rates. Revenues and expenses are translated into British pounds, then into U.S. dollars at average exchange rates for each reporting period. Translation adjustments are reflected as accumulated other

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprehensive loss within shareholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations and comprehensive loss. The aggregate net foreign exchange gain or loss included in determining net loss was a gain of $26.4 million and gain of $0.3 million for the years ended December 31, 2022 and 2021, respectively.

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

Noncontrolling interest

Vaccitech established VOLT with a related party. As of December 31, 2021, Vaccitech contributed cash and intellectual property with an aggregate value of $11.9 million for a 76% controlling interest. The related party contributed cash and intellectual property with an aggregate value of $3.8 million for a 24% noncontrolling interest. There were no further contributions in the year ended December 31, 2022. The contributed intellectual properties were initially recorded at investment date fair value by VOLT and immediately expensed as research and development costs. The Company accounts for the noncontrolling interest in the accompanying consolidated financial statements initially at fair value with the subsequent carrying value adjusted for the noncontrolling share of VOLT’s comprehensive loss.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with remaining maturities of three months or less on the purchase date to be cash and cash equivalents. Cash and cash equivalents include bank demand deposits and money market funds that are actively traded (a Level 1 input). As of December 31, 2022, and 2021 there were no cash equivalents.

Revenue

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

The Company has entered into collaboration and license agreements, which are within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, to discover, develop, manufacture and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include licenses, or options to obtain licenses, to product candidates or future product candidates. The Company also derives revenue from government grants.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as accounts receivable.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License revenue

The Company’s arrangements may provide the collaboration partner with the right to select a target for licensing either at the inception of the arrangement or in the future. Under these arrangements, fees may be due to the Company (i) at the inception of the arrangement as an upfront fee or payment, (ii) upon the exercise of an option to acquire a license or (iii) upon extending the selection period as an extension fee or payment. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for fee or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the inception of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

For arrangements that include sales-based milestones and royalties, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). This could require management to estimate the amount of revenue to recognize in the period if the actual data for the period has not been provided.

Research and development services

The promises under the Company’s collaboration and license agreements generally include research and development services to be performed by the Company on behalf of the collaboration partner. For performance obligations that include research and development services, the Company recognizes revenue allocated to such performance obligations based on an appropriate measure of progress. The Company utilizes judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which may include input measure such as costs incurred during the reporting period or ratably over the service period.Reimbursements from the partner are evaluated as to whether the Company acts as a principal or an agent in such relationships. The Company evaluates whether control over the underlying goods or services were obtained prior to transferring these goods or services to the collaboration partner. Where the Company does not control the goods or services prior to transferring these goods or services to the collaboration partner, such reimbursements are presented net of costs.At the inception of each arrangement that includes development milestone payments in respect of development efforts, the Company evaluates whether the development milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated development milestone value is included in the transaction price. Development milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular development milestone in making this assessment. There is judgment involved in determining whether it is probable that a significant revenue reversal would not occur.At the end of each reporting period, the Company reevaluates the probability of achievement of all development milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur. To date, the Company has not recognized any development milestone revenue resulting from any of its arrangements.

Research grants

The Company receives certain government grants which support its research efforts in defined projects and include contributions towards the research and development costs. When there is reasonable assurance that the Company will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, government grants are recognized as revenue on a gross basis in the consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which the Company recognizes expenses for the related costs for which the grants are intended to compensate. Government grant revenue may be subject to review by a government authority in periods subsequent to its recognition and may result in the reversal of grant revenue previously recognized. Payments received in advance of incurring reimbursable expenses are recorded as deferred revenue.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Periodically, the Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses in these deposits. The Company’s standard payment terms are 30 days’.

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

Licensees and grantors that represented 10% of more of the Company’s revenue and accounted for 10% or more of accounts receivable are presented below:

		Year ended	Year ended
		December 31,	December 31,
Revenue	Country	2022	2021
Oxford University Innovation	U.K.	98%	—%
U.S. Biomedical Advanced Research and Development Authority (“BARDA”)	U.S.	—%	69%
Enara Bio	U.K.	—%	31%

		As of	As of
		December 31,	December 31,
Accounts Receivable	Country	2022	2021
Scancell	U.K.	4%	100%
Oxford University Innovation	U.K.	94%	—

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

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets acquired through business combinations

Intangible assets consist of acquired developed technology. Intangible assets are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is 10 years.

Impairment of long-lived assets

The Company reviews long-lived assets to be held and used, including property and equipment , intangible assets and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded during the year ended December 31, 2022 and 2021.

Goodwill

Goodwill represents the excess of cost over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. For the years ended December 31, 2022 and 2021, goodwill has been tested and there is no impairments.

Financial instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, certain accrued expenses, contingent consideration and short-term debt. The carrying amounts of cash, cash equivalents, accounts receivable, security deposit, accounts payable, accrued expenses and short-term debt approximate their fair value due to the short-term nature of those financial instruments.

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

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the years ended December 31, 2022 and 2021.

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

Right-of-use assets also include the effect of any lease payments made and exclude lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized as part of total operating expenses on a straight-line basis over the lease term. The difference between the value of the right of use asset and lease liability is due to the reclassification of prepaid rent and unamortized lease incentives.

Research and development

Research and development costs are expensed as incurred on an accruals basis. Research and development costs include payroll and personnel expense (including share-based compensation), consulting costs, external contract research and development expenses, raw materials, drug product manufacturing costs, and allocated overheads including depreciation and amortization, facility costs, and utilities. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense and amortized over the service period as the services are provided.

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

Derivative financial instruments are initially measured at fair value, and then re-valued at each reporting date, with changes in the fair value reported as charges or credits to consolidated statements of operations and comprehensive loss. To the extent that the initial fair

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

values of the freestanding and/or bifurcated derivative instrument exceed the total proceeds received an immediate charge to the consolidated statements of operations and comprehensive loss is recognized to initially record the derivative instrument at fair value.

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

Ordinary shares

Ordinary shares are classified in shareholders’ equity and represent issued share capital.

Additional paid-in capital

Additional paid-in capital is classified in shareholders’ equity deficit and represents the share premium account, where the difference between the price paid per share and the nominal value is recognized. The equity element of share based compensation is also recognized in additional paid in capital.

Share based compensation

The Company grants options over ordinary shares and restricted shares units to employees or Non-Executive Directors and accounts for share based compensation using the grant date fair value. Share based compensation awards are classified in the accompanying statements of operations based on the function to which the related services are provided. For service-based awards, compensation expense is generally recognized over the requisite service period of the awards, usually the vesting period. The Company applies the “multiple option” method of allocating expense. In applying this method, each vesting tranche of an award is treated as a separate grant and recognized on a straight-line basis over that tranche’s vesting period. For performance-based awards where the vesting of the awards may be accelerated upon the achievement of certain milestones, vesting and the related share-based compensation is recognized as an expense when it is probable the milestone will be met. Assumptions used in the option pricing model include the following:

Expected volatility. The Company lacks sufficient company-specific historical and implied volatility information for its ordinary shares. Therefore, it estimates its expected share volatility based on the available historical volatility of the Company since IPO, and publicly traded peer companies. The Company expects to transition to its own volatility when it has adequate historical data of its own traded share price.

Expected term. The expected term of the Company’s share options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The “simplified” method was determined to be appropriate as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.

Risk-free interest rate. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods that are approximately equal to the expected term of the award.

Expected dividend. Expected dividend yield of zero is based on the fact that the Company has never paid cash dividends on ordinary shares and does not expect to pay any cash dividends in the foreseeable future.

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

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Research and development incentives

In the United Kingdom, the Company is entitled to a research and development tax relief for small and medium-sized enterprises which allows for an enhanced deduction rate of 230% on qualifying research and development expenditure (the tax relief). If the Company incurs tax losses, the Company is entitled to surrender the lesser of unrelieved tax loss sustained and the tax relief. As the realization of the tax relief does not depend on our generation of future taxable income or the Company’s ongoing tax status or tax position, the Company does not consider the tax relief as an element of income tax accounting under ASC 740, Income taxes and records the tax relief as a form of government grant or assistance. For the years ended December 31, 2022 and 2021, the Company recognized research and development incentives of $1.2 million and $4.0 million respectively. For the year ended December 31, 2022, the recognized research and development incentives was restricted by the available tax losses in the UK for the period.

Net income/ (loss) per share

Basic net income/ (loss) per share is computed by dividing the net income/(loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the reporting period without consideration for potentially dilutive securities. Net income/ (loss) attributable to ordinary shareholders is computed as if all net income/ (loss) for the period had been distributed. During periods in which the Company incurred a net loss, the Company allocates no net loss to participating securities because they do not have a contractual obligation to share in the net loss of the Company.

The Company computes diluted net income/ (loss) per ordinary share after giving consideration to all potentially dilutive ordinary equivalents, including stock options outstanding during the period, except where the effect of such non-participating securities would be antidilutive.

Diluted net income/ (loss) per share is computed by dividing the net income/ (loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares and dilutive ordinary share equivalents outstanding for the period, determined using the treasury-stock and if-converted methods.

Contingent liabilities

A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is a party to certain litigation and disputes arising in the normal course of business. As of December 31, 2022, the Company does not expect that such matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards,

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which means that when a standard is issued or revised and it has different applications dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes, related to the approach for allocating income tax expense or benefit for the year to continuing operations, discontinued operations, other comprehensive income, and other charges or credits recorded directly to shareholders’ equity; the methodology for calculating income taxes in an interim period; and the recognition of deferred tax liabilities for outside basis differences. On January 1, 2022, the Company adopted ASU 2019-12 on a prospective basis, with no material impact on its consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) — Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which increases the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for assistance, and the effect of the assistance on an entity’s financial statements. The adoption of ASU 2021-10 on January 1, 2022 did not have a material impact on the Company’s consolidated financial position, results of operations, cash flows, or disclosures.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards and have determined that such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our current operations.

3.   Business Combination

On December 9, 2021, the Company executed an Agreement and Plan of Merger and Reorganization (the “Agreement”) by and among the Company, VA Merger Sub 1 Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub 1”), VA Merger Sub 2, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub 2”), Avidea Technologies, Inc., a Delaware corporation (“Avidea”), and Benjamin Eisler, solely in his capacity as security holder representative, pursuant to which the Company acquired 100% of the fully diluted equity of Avidea. On December 10, 2021, the parties closed the transactions contemplated by the Agreement. Merger Sub 1 merged with and into Avidea, with Avidea surviving as a wholly owned subsidiary of the Company, the (“First Merger”). Promptly following the First Merger, and as part of the same overall transaction, Avidea merged with and into Merger Sub 2, with Merger Sub 2 surviving as a wholly owned direct subsidiary of the Company, the “Second Merger”, and together with the First Merger, (the “Mergers”).

In the fourth quarter of 2022, the Company completed the accounting for the acquisition and recorded measurement period adjustments of $0.44 million attributable to working capital that existed as of the acquisition date by adjusting the consideration transferred. The effect of these measurement period adjustments resulted in a decrease of goodwill by $0.42 million and other current assets by $0.02 million. The adjustment to general and administrative expense relating to the income effects that would have been recognized in 2021 if the adjustment to provisional amounts was recognized as of the acquisition date was not material.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in goodwill (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Beginning balance	$12,630	$—
Additions	—	12,630
Measurement period adjustments	(421)	—
Ending balance	$12,209	$12,630

Pursuant to the terms of the Agreement, the Company acquired Avidea for an up-front amount of $32.8 million (after working capital adjustments), of which $11.8 million was payable in cash and $21.0 million in 2,151,831 of the Company’s American Depositary Shares, each representing one ordinary share of the Company (the “ADSs”). In addition, Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments payable in a combination of cash and ADSs upon the achievement of certain milestones (the “Milestones”). The consideration payable pursuant to each Milestone is referred to herein as the “Contingent Consideration”.

The following table summarizes the estimated purchase consideration of $35.2 million (after measurement period adjustments), which consisted of:

Cash consideration	$11.8
Equity consideration[1]	21.0
Estimated fair value of Contingent Consideration	2.4
$35.2

1 Represents the fair value of equity consideration issued to Avidea shareholders, consisting of 2,163,694 ADSs, at $9.76 per ADS the closing price of the Company’s ADS on December 10, 2021 adjusted by the return of 11,863 ADSs at $3.20 per ADS, the closing price of the Company’s ADS on the date of determination of the working capital shortfall. The shares were not returned to the Company, but utilized in part, to settle the milestone liability that arose on the signing of the Scancell agreement discussed below.

Contingent Consideration represents additional payments that the Company may be required to make in the future, which totals up to $40.0 million of which $15.0 million is dependent upon the earlier of either: i) availability of patient data showing that ChAdOx used in combination with SNAPvax results in non-inferior T cell responses as compared with ChAdOx used in combination with MVA in at least 8 patients, or ii) upon initiation of the first Phase 2b clinical study for any SNAPvax product candidate. $ 25.0 million is dependent on a license or sale of any Avidea technology or product candidates i) developed wholly or in part by an Avidea employee or ii) covered by a claim of an issued patent or a patent application owned or controlled by Avidea at the time of closing. The fair value of Contingent Consideration is considered a Level 3 fair value measurement and was determined using a probability weighted model based on the probability of pursuit, the probability of success of the achievement of the milestone, and the expected date of milestone achievement. The liability for Contingent Consideration is remeasured at each reporting period until the contingency is resolved. Changes to the inputs described above could have a material impact on the Company’s financial position and results of operations in any given period.

The following table summarizes changes in the fair value of Contingent Consideration (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Beginning balance	2,371	—
Additions	—	2,354
Change in fair value recognized in net income/(loss)	(73)	(30)
Settlement of contingency	(325)	—
Foreign exchange translation recognized in other comprehensive loss	(262)	47
Ending balance	1,711	2,371

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 2, 2022, the Company entered into an agreement with Scancell to out-license the SNAPvax which resulted in additional amount $0.3 million becoming payable in connection with the acquisition of Avidea. The Company settled the liability in February 2023 by issuing a further 28,618 ADSs at $2.74 per ADS with the balance of $0.1 million paid in cash. The shares issuable as of December 31, 2022, are included in outstanding shares in the calculation of basic earnings per share beginning on the date the contingency was resolved.

The Company incurred approximately $0.9 million in transaction costs related to the Avidea acquisition. The transaction costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The allocation of purchase price to the identifiable assets acquired and liabilities assumed was as follows:

Recognized identifiable assets acquired and liabilities assumed (in thousands):
Cash and cash equivalents	$38
Accounts receivable	56
Prepaid, other current assets and non-current assets	315
Property and equipment, net	327
Developed technology	31,612
Accounts payable, accrued expenses, other current liabilities, and debt	(1,116)
Deferred tax liabilities, net	(8,203)
Net assets acquired	23,029
Goodwill	12,209
Estimated total purchase consideration	$35,238

The purchase consideration was allocated to the net tangible and intangible assets and liabilities based on their estimated fair values as of the acquisition date, with the excess recorded as goodwill. The recognized goodwill is attributable to the assembled workforce of Avidea and the anticipated synergies. None of the goodwill resulting from the acquisition is deductible for tax purposes. The acquisition of Avidea did not result in any changes to the Company’s operating or reportable segment structure and the Company continues to operate as one operating segment.

Developed technology was valued using the cost approach, which involved significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The assumptions used in developing the valuation included the estimated market rate for salary, bonus and benefits for staff involved in the development of technology, a developer’s margin which reflects the profit margin a third party would earn on development activities and an opportunity cost which represents the foregone cashflows during the period of development. The fair value of developed technology is amortized over a useful life of 10 years.

For the year ended December 31, 2021, Avidea contributed a net loss from operations of $0.3 million. No revenue was earned during the year ended December 31, 2021, from the acquisition of Avidea.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4. Foreign Currency Translation in General and Administrative Expenses

The aggregate, net foreign exchange gain or loss included in determining net income/ (loss) recognized in general and administrative expenses for the year ended December 31, 2022, and 2021, was a gain of $26.4 million and a gain of $0.3 million, respectively.

5.   Net Income/(Loss) Per Share

The following table sets forth the computation of basic and diluted net income/ (loss) per share for the years ended December 31, 2022 and 2021 (in thousands, except number of shares and per share amounts):

	Year ended	Year ended
	December 31,	December 31,
Numerator:	2022	2021
Net income/ (loss)	$5,321	$(51,112)
Net loss attributable to noncontrolling interest	21	247
Net income/ (loss) attributable to Vaccitech shareholders	$5,342	$(50,865)
Denominator:
Weighted-average ordinary shares outstanding, basic	37,248,126	25,894,375
Effect of dilutive stock options	921,181	—
Weighted-average ordinary shares outstanding, diluted	38,169,307	25,894,375
Net income/ (loss) per share attributable to ordinary shareholders, basic	$0.14	$(1.96)
Net income/ (loss) per share attributable to ordinary shareholders, diluted	$0.14	$(1.96)

Potential ordinary shares issuable for stock options that are excluded from the computation of diluted weighted-average shares outstanding because such securities would have an antidilutive impact are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Stock options	2,912,756	2,604,969

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Office furniture and equipment	$1,041	$232
Laboratory equipment	4,312	1,855
Leasehold improvements	3,926	628
Property and equipment, at cost	9,279	2,715
Less: accumulated depreciation	(1,322)	(886)
Property and equipment, net	$7,957	$1,829

Depreciation expense for the year ended December 31, 2022 was $1.1 million (December 31, 2021: $0.4 million).

7.   Intangible assets, net

The gross amount of amortizable intangible assets, consisting of developed technology, was $31.6 million as of December 31, 2022 and 2021, respectively, and accumulated amortization was $3.3 million and $0.2 million as of December 31, 2022 and 2021, respectively. The amortization expense for the year ended December 31, 2022 was $3.2 million (December 31, 2021: $0.2 million). The estimated annual amortization expense is $3.1 million for the years 2023 through to 2031.

8.   Prepaid and other current assets

Prepaid and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepayments and accrued income	$5,887	$4,612
Value Added Tax receivable	—	705
Employee retention and payroll tax credit	48	150
Lease incentives receivable	1,770	—
Others	563	995
Total	$8,268	$6,462

9.   Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Accrued manufacturing and clinical expenses	$2,997	$1,789
Accrued board of director compensation	9	91
Accrued bonus	1,925	1,333
Accrued payroll and employee benefits	928	1,072
Accrued professional fees	1,270	2,338
Accrued other	932	1,252
Total	$8,061	$7,875

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Out-licenses and Grants

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

In February 2019, the Company entered into an agreement with BARDA to fund its clinical development of an influenza vaccine known as VTP-100. Under the contract, BARDA will reimburse the Company up to $8.6 million over two years for the research and development of VTP-100 through Investigational New Drug application, regulatory review, and development and execution of a Phase 2b human challenge protocol to assess safety, immunogenicity and efficacy as compared to placebo. The Company owns the intellectual property rights to inventions made in the performance of work under the BARDA contract, provided that the Company discloses such inventions to the U.S. government and notifies the U.S. government of the Company’s election to retain title. The U.S. government will have a nonexclusive, nontransferable, irrevocable, paid-up license to practice, or have practiced for or on its behalf, such inventions throughout the world, in addition to other rights customarily reserved by the U.S. government for intellectual property generated using government funds. During the year ended December 31, 2022, the Company recognized $9 thousand (December 31, 2021: $184 thousand) in revenue under the BARDA contract and had outstanding receivable of $nil as of December 31, 2022 (2021: $18 thousand receivable).

OUI license

In April 2020, the Company entered into an Amendment, Assignment and Revenue Sharing Agreement (“License Agreement Amendment”) with Oxford University Innovation, or OUI, which vested and assigned all intellectual property rights in relation to any ChAdOx1 or ChAdOx2 vector-based vaccine jointly owned by the Company and OUI in order to facilitate the license of vaccines based on the ChAdOx1 by OUI to AstraZeneca plc (“AstraZeneca”). Under this agreement, the Company is entitled to receive from OUI a share of all payments received by OUI from AstraZeneca in respect of the vaccine based on the ChAdOx1. On December 30, 2020, AstraZeneca announced that vaccine based on the ChAdOx1 which we refer to as Vaxzevria had been approved for emergency supply in the United Kingdom by the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA).

The Company determined that the intellectual property vested and assigned under the License Agreement Amendment is a functional intellectual property (that is, it has significant standalone functionality in the form of its ability to treat a disease or condition) and there is no expectation under the License Agreement Amendment that the Company will undertake activities to change the functionality. Consequently, the Company concluded that the nature of the Company’s promise in transferring the intellectual property is to provide a right to use the Company’s functional intellectual property. Accordingly, the Company recognizes revenue in manner that depicts the Company’s progress toward satisfying its performance obligation of providing access to its intellectual property throughout the license period based on the terms of OUI’s agreement with AstraZeneca.

On March 28, 2022, pursuant to the OUI License Agreement Amendment, we were notified of the commencement of payments, arising from AstraZeneca’s commercial sales of Vaxzevria. Under the terms of an exclusive worldwide license agreement between OUI and AstraZeneca, we understand OUI is entitled to milestone payments and royalties on commercial sales of Vaxzevria that began after the pandemic period. As part of the assignment from us to OUI, we are entitled to receive approximately 24% of payments received by OUI from AstraZeneca. For the year ended December 31, 2022, we recognized approximately $43.7 million as revenue (year ended December 31, 2021: $nil) and had an outstanding receivable of $5.5 million as of December 31, 2022 (2021; $nil).

Scancell contract

On November 2, 2022, the Company entered into an agreement with Scancell to grant a research and development license, consisting of upfront and development milestone and royalty payments, for the development and commercialization of the SNAPvax functional intellectual property. The Company recognized non-refundable upfront revenue, amounting to $0.7 million for the year ended December 31, 2022. As of December 31, 2022, $0.3 million was recorded as a receivable.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract assets and liabilities

The Company discloses Accounts receivable separately in the Consolidated Balance Sheets at the net amount expected to be collected. Contract assets primarily relate to the Company’s conditional right to consideration for work completed but not billed at the reporting date. As of December 31, 2022 and 2021 the Company did not have any contract assets.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract and are disclosed as deferred revenue separately in the Consolidated Balance Sheets. The Company’s contract liabilities arise when payment is received upfront for various multi-period extended license and service arrangements.

Changes in the contract liabilities during the years ended December 31, 2022 and 2021, are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Beginning balance	$182	$245
Revenue recognized related to contract liability balance	(158)	(63)
Foreign exchange translation	(24)	0	[1]
Ending balance	$—	$182

1 Indicates amount less than one thousand

11.  Convertible loan notes

The Company recognized interest expense $2.7 million and a change in fair value $6.0 million in relation to the conversion and redemption features embedded in the convertible loan notes in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

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

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the fair value of the embedded derivatives in the convertible loan notes were as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Beginning balance	$—	$20,109
Additions	—	—
Change in fair value recognized in the net loss	—	(5,994)
Settlement via conversion	—	(14,375)
Foreign exchange translation	—	260
Ending balance	$—	$—

12.  Series A and Series B Shares

On March 15, 2021, the Company issued 28,957 Series B preferred shares (“Series B Shares”) amounting to $125.2 million and incurred transaction costs of $3.4 million.

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

13.  Ordinary Shares

On May 4, 2021, the Company closed its initial public offering (“IPO”) of 6,500,000 ADS representing 6,500,000 ordinary shares having a nominal value of £0.000025 per share, at a public offering price of $17.00 per share, for aggregate net proceeds of $102.8 million after deducting underwriting commissions of $7.7 million and incurred offering costs of $2.2 million.

All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of December 31, 2022:

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

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the Company has reserved the following ordinary shares for future issuance:

Exercise of stock options	4,884,720
Shares available for future stock incentive plan awards	1,670,268
Total	6,554,988

14.  Deferred shares

All deferred shares rank pari passu as a single class. The deferred shares do not have rights to dividends or to participate in profits on a return of assets on liquidation, the deferred shares confer on the holders thereof an entitlement to receive out of the assets of the Company available for distribution amongst the shareholders (subject to the rights of any new class of shares with preferred rights) the amount credited as paid up on the deferred shares held by them respectively after (but only after) payment shall have been made to the holders of the ordinary shares of the amounts paid up or credited as paid up on such shares and the sum of £1.0 million ($1.4 million) in respect of each ordinary share held by them respectively. The deferred shares shall confer on the holders thereof no further right to participate in the assets of the Company.

15.  Share-Based Compensation

On April 8, 2021, the Board of the Company adopted the Vaccitech plc Share Award Plan 2021 (“the Plan”) and the Vaccitech plc Non-Employee Sub-Plan which is a sub-plan of the Plan. Under the terms of the Plan, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights and restricted shares. The aggregate number of shares initially available for issuance under the Plan and the Vaccitech plc Non-Employee Sub-Plan cannot exceed 3,675,680 ordinary shares (the “Initial Limit”). Beginning calendar year 2022, the total number of ordinary shares available for issuance under the Plan shall be increased on January 1 of each year in an amount equal to the lesser of (i) 4% of the Company’s issued and outstanding ordinary shares (which 4% limit shall be measured as of January 1 of such year) and (ii) such number of ordinary shares as determined by the Compensation Committee of the Board in its discretion (the “Annual Increase”). The awards generally vest based on the grantee’s continued service with the Company during a specified period following grant as determined by the Board and generally expire ten years from the grant date. Option awards generally vest over three years, but vesting conditions can vary at the discretion of the Company’s Board. As of December 31, 2022 and 2021, 1,670,268 and 2,127,920 ordinary shares are available for future grants, respectively.

In 2018, the Company’s board of directors adopted the Enterprise Management Incentive Share Option Scheme (the “EMI Plan”) which provided for the grant of incentive stock options and nonqualified stock options to non-director employees of the Company. The Company also has a nonqualified stock option plan for officers and directors. The awards generally vest based on the grantee’s continued service with the Company during a specified period following grant as determined by the board of directors and generally expire ten years from the grant date. Option awards generally vest over one to three years, but vesting conditions can vary at the discretion of the Company’s board of directors. A total of 3,530,634 ordinary shares were reserved for issuance in accordance with the provisions of the EMI Plan and restricted stock unit (“RSUs”) plan. Upon adoption of the Plan, no further awards are to be made under the EMI Plan.

The fair value of each stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Expected volatility	94.7%	110.6%
Expected term (years)	6.0	6.3
Risk-free interest rate	2.4%	1.1%
Expected dividend yield	—%	—%

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

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Expected dividend yield: The Company does not anticipate paying any dividends in the foreseeable future.

A summary of stock option activity is presented below:

		Weighted-	Weighted-
		average	average
		Exercise	Remaining	Aggregate
	Number of	Price Per	Contractual	Intrinsic Value
	Stock Options	Option	Term (Years)	(in thousands)
Outstanding, January 1, 2022	3,186,818	$8.63	8.78	$16,952
Granted	2,296,303	9.06
Exercised	(187,662)	0.00034
Forfeited/expired	(410,739)	10.09
Outstanding, December 31, 2022	4,884,720	$9.04	7.36	$2,619
Exercisable, December 31, 2022	1,476,872	$7.38	7.61	$1,704

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

The weighted-average grant date per-share fair value of stock options granted during the year ended December 31, 2022 was $3.51 per share (December 31, 2021: $10.98 per share). The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 was $0.8 million (December 31, 2021: $1.8 million). As of December 31, 2022, there was $7.1 million (2021: $12.5 million) of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.89 years.

No Restricted Stock Units (“RSUs”) were issued or outstanding for the year ended December 31, 2022. During the year ended December 31, 2021, 514,923 restricted stock units (including with 275,139 restricted stock units as a result of the antidilution provision) vested on occurrence of the IPO resulting in $5.8 million recognized as compensation cost. The incremental compensation cost as a result of the anti dilution provision was $4.4 million.

Share based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Research and development	$2,668	$2,281
General and administrative	7,209	14,206
Total	$9,877	$16,487

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Income Taxes

The components of income tax benefit are as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Current income tax benefit:
United Kingdom	$—	$—
Foreign	133	(91)
Deferred income tax benefit:
United Kingdom	—	—
Foreign	4,338	119
Total income tax benefit, current	$4,471	$28

A reconciliation of income tax benefit computed at the UK statutory income tax rate to income tax benefit (expense) as reflected in the consolidated financial statements is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Statutory tax rate	19.00%	19.00%
Increase (decreases) resulting from:
Permanent differences	(103.46)	3.16
Provision to return adjustments	(105.66)	0.85
Research and development credits	(307.09)	(10.30)
Foreign rate differential	(149.82)	0.07
Change in valuation allowance	146.55	(7.60)
Share based compensation	(10.21)	—
Other	—	(5.12)
Effective tax rate	(510.69)%	0.06%

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$9,940	$10,299
Research and development credit carryforwards	3,146	3,340
Deferred revenue	54	61
Share based compensation	3,956	1,816
Lease liability	2,257	1,752
Accruals and intangibles	765	235
Capitalized Research and Development expenditure	2,522	—
Other	1	—
Gross deferred tax asset	22,641	17,503
Valuation allowance	(13,707)	(13,500)
Net deferred tax assets	8,934	4,003
Deferred tax liabilities:
Depreciation	(1,704)	(283)
Right-of-use lease asset	(1,993)	(1,747)
Unrealized gain on investment	(1,204)	(1,346)
Intangible assets	(7,779)	(8,711)
Net deferred tax liabilities	(12,680)	(12,087)
Total deferred tax, net	$(3,746)	$(8,084)

Specified research and experimentation costs under Section 174 of the Internal Revenue Code are required to be capitalized and amortized ratably over five years for domestic expenditures and over 15 years for foreign expenditures. This provision of Section 174 became effective for tax years beginning after December 31, 2021. As a result of the capitalization of these costs in the current year, the Company has recorded a $2.5 million deferred tax asset.

As of December 31, 2022, the Company had a valuation allowance of $13.7 million (2021: $13.5 million) against its deferred tax assets, which consisted principally of net operating loss and research and development credit carryforwards. The Company considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a valuation allowance has been provided against its deferred tax assets. When the Company changes its determination as to the amount of its deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As of December 31, 2022, the Company had NOL carryforwards totaling approximately $39.6 million which have an unlimited carryforward period, of which $35.1 million originate in the United Kingdom. As of December 31, 2022, the Company had $3.1 million of research and development tax credit carryforwards which also have an unlimited carryforward period.

As of December 31, 2021, the Company had NOL carryforwards totaling approximately $40.9 million which have an unlimited carryforward period, of which $37.8 million originate in the United Kingdom. As of December 31, 2021, the Company had $3.3 million of research and development tax credit carryforwards which also have an unlimited carryforward period.

As of December 31, 2022 and 2021, the Company does not have any material unrecognized tax benefit liabilities. The Company files income tax returns in the United Kingdom, Australia, and the United States. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United Kingdom, tax years from 2019 remain subject to examination by Her Majesty’s Revenue and Customs. In all other jurisdictions, the tax years since inception remain subject to examination by the applicable taxing authorities as of December 31, 2022 and 2021.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Commitments and Contingencies

In-License Agreements

The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, HPV, HBV and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made any material payments under these license agreements during the years ended December 31, 2022, and 2021.

Leases

The Company leases certain laboratory and office space under operating leases, which are described below.

The Oxford Science Park, Oxford

The Company leased an office and laboratory space from a related party in Oxford, England under an operating lease with a contractual term expiring in 2028. The lease was terminated on July 31, 2022, and the Company relocated its corporate headquarters to The Harwell Science and Innovation Campus, Oxfordshire, in the third quarter of 2022.

The Harwell Science and Innovation Campus, Oxfordshire

On September 3, 2021, the Company entered into a lease agreement for the lease of approximately 31,000 square feet in Harwell, Oxfordshire which expires in September 2031. The property is the Company’s corporate headquarters. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date, being the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company has provided the lessor with a refundable security deposit of $0.6 million which is included in Other assets.

Germantown, Maryland

On June 14, 2022, the Company entered into a lease agreement for the lease of approximately 19,700 square feet in Germantown, Maryland. The site will house the Company’s state-of-the-art wet laboratory in the United States of America. The lease expires on February 28, 2034, with the Company having a single right to extend for an additional five years on the same terms and conditions other than for the base rent. The Company has a rent-free period up to February 29, 2024 and is entitled to up to $3.5 million for leasehold improvements to the premises desired by the Company. The Company has provided the lessor with a refundable security deposit of $0.2 million which is included in Other assets.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use assets and lease liabilities are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Right-of-use asset	$7,753	$7,257
Lease liability, current	$433	$523
Lease liability, noncurrent	$8,340	$6,540
Weighted average remaining lease term (years)	9.44	9.45
Weighted average discount rate	7.6%	7.9%
Other information
Short-term lease costs	$529	$21
Operating cash flows from operating leases	$1,081	$331

During the year ended December 31, 2022, the Company recorded $2.3 million (December 31, 2021: $0.7 million) in operating lease costs (including short-term lease costs and variable lease costs).

Maturities of the Company’s minimum lease liabilities as of December 31, 2022 were as follows (in thousands):

Maturity of lease liabilities:
2023	$(3,013)
2024	1,729
2025	1,880
2026	1,904
2027	1,929
Thereafter	9,802
Total minimum lease payments	14,231
Less: imputed interest	(5,458)
Total lease liability	$8,773

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

18.  Employee Benefit Plans

In the United Kingdom, the Company has adopted a defined contribution plan (the U.K. Plan) which qualifies under the rules established by HM Revenue & Customs. Contributions to the U.K. Plan are charged to the consolidated statements of operations and comprehensive loss in the year to which they relate.

The Company has 401(k) defined contribution retirement plans in which all its employees located in the United States are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. Contributions to the plans are charged to the consolidated statements of operations and comprehensive loss in the year to which they relate.

During the year ended December 31, 2022, the Company provided a total of $0.5 million (December 31, 2021: $0.2 million) in contribution under both the U.K. Plan and the 401(k) plans.

VACCITECH PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Related Party Transactions

During the year ended December 31, 2022, the Company incurred expenses of $126 thousand (December 31, 2021: $318 thousand) to its shareholder, Oxford Science Enterprises plc (formerly, Oxford Sciences Innovation plc), mostly related to the lease of a laboratory and office space in Oxford. The Company also received proceeds of $368 thousand from the sale of property plant and equipment and earned a profit of $331 thousand for the year ended December 31, 2022. As of December 31, 2022, the Company owed $7 thousand (2021: $32 thousand) to Oxford Science Enterprises plc.

During the year ended December 31, 2022, the Company incurred expenses of $361 thousand (December 31, 2021: $191 thousand) to its shareholder, the University of Oxford, related to clinical study costs. As of December 31, 2022, the Company owed $nil (2021: $nil).

During the year ended December 31, 2022, the Company incurred expenses of $430 thousand (December 31, 2021: $379 thousand), and recognized license revenue of $43.7 million (December 31, 2021: $nil) from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford. As of December 31, 2022, the Company was owed $5.5 million (2021: $nil) from Oxford University Innovation Limited.

During the year ended December 31, 2022, the Company incurred expenses of $1 thousand (December 31, 2021: $80 thousand), to its shareholder, the Oxford University Hospitals, related to clinical study costs. As of December 31, 2022, the Company owed $nil (2021: $nil).

There were no convertible loan notes outstanding during the year ended December 31, 2022. During the year ended December 31, 2021, the interest on convertible loan notes issued to Oxford Science Enterprises plc and the University of Oxford, shareholders of the Company, was $429 thousand. There were no convertible loan notes outstanding as of December 2022 and 2021.

There were no Series B shares issued for the year ended December 31, 2022. On March 15, 2021 Oxford Science Enterprises plc subscribed to 3,468 Series B Shares in an amount of $15.0 million. The Company also recognized a loss of $2.1 million on the conversion of the convertible loan notes into 2,008 Series B Shares. On May 4, 2021, prior to the closing of the Company’s initial public offering and pursuant to the terms of its articles of association, the Series B Shares were converted into 1,692,084 ordinary shares. As of December 31, 2022 and 2021, there were no Series B Shares outstanding.

20.  Subsequent Events

In accordance with the terms of the Annual Increase of the Vaccitech plc Share Award Plan 2021, the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2023.

In the period from January 1, 2023, to February 28, 2023, we raised gross proceeds of $1.4 million from the issuance of 506,478 ordinary shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC.

In January and February 2023, the Company granted a total of 1,973,529 share options to employees and directors with a weighted average exercise price of $2.53.

On January 18, 2023, we incorporated Vaccitech Switzerland GmbH, a wholly owned subsidiary of Vaccitech (UK) Limited.

In February 2023, we settled a portion of the technology milestone related to the acquisition of Avidea, through the payment of $0.1 million in cash and the issuance of 28,618 ordinary shares.