Form 10-Q
period 2023-03-31
Vaccitech plc
filed 2023-05-12
CIK 1828185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 38,369,838 ordinary shares, nominal value £0.000025 per share, outstanding.

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

i

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

VACCITECH PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$191,328	$194,385
Accounts receivable	172	323
Accounts receivable - related parties	768	5,524
Research and development incentives receivable	2,501	4,541
Prepaid expenses and other current assets	5,896	8,268
Total current assets	200,665	213,041
Goodwill	12,209	12,209
Property and equipment, net	12,712	7,957
Intangible assets, net	27,479	28,269
Right of use assets, net	7,723	7,753
Other assets	1,028	976
Total assets	$261,816	$270,205

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,327	$3,748
Accrued expenses and other current liabilities	7,012	8,061
Operating lease liability - current	649	433
Total current liabilities	11,988	12,242
Non-Current liabilities:
Operating lease liability	10,005	8,340
Contingent consideration	1,710	1,711
Deferred tax liability, net	3,230	3,746
Other non-current liabilities	1,314	965
Total liabilities	$28,247	$27,004
Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, £0.000025 nominal value; 38,357,025 shares authorized, issued and outstanding (December 31, 2022: authorized, issued and outstanding: 37,683,531)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2022: authorized, issued and outstanding: 63,443)	86	86
Deferred B shares, £0.01 nominal value; nil shares authorized, issued and outstanding (December 31, 2022:authorized, issued and outstanding: 570,987)	—	8
Deferred C shares, £0.000007 nominal value, nil shares authorized, issued and outstanding (December 31, 2022: authorized, issued and outstanding: 27,828,231)	—	0	[1]
Additional paid-in capital	383,523	379,504
Accumulated deficit	(121,423)	(103,243)
Accumulated other comprehensive loss – foreign currency translation adjustments	(28,886)	(33,460)
Total shareholders’ equity attributable to Vaccitech plc shareholders’	233,301	242,896
Noncontrolling interest	268	305
Total shareholders’ equity	$233,569	$243,201
Total liabilities and shareholders’ equity	$261,816	$270,205

1 indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended
	March 31, 2023	March 31, 2022
License revenue [1]	$468	$15,009
Research grants and contracts	—	9
Total revenue	468	15,018
Operating expenses
Research and development	9,814	10,701
General and administrative	12,138	3,663
Total operating expenses	21,952	14,364
(Loss)/income from operations	(21,484)	654
Other income/(expense):
Interest income	1,588	83
Interest expense	—	(74)
Research and development incentives	1,157	1,048
Total other income/(expense)	2,745	1,057
(Loss)/profit before income tax	(18,739)	1,711
Tax benefit	516	863
Net (loss)/income	(18,223)	2,574
Net loss attributable to noncontrolling interest	43	22
Net (loss)/income attributable to Vaccitech plc shareholders	(18,180)	2,596

Weighted-average ordinary shares outstanding, basic	38,013,399	37,191,022
Weighted-average ordinary shares outstanding, diluted	38,013,399	38,346,668
Net (loss)/income per share attributable to ordinary shareholders, basic	$(0.48)	$0.070
Net (loss)/income per share attributable to ordinary shareholders, diluted	$(0.48)	$0.068

Net (loss)/income	$(18,223)	$2,574
Other comprehensive gain/(loss) – foreign currency translation adjustments	4,580	(5,983)
Comprehensive loss	(13,643)	(3,409)
Comprehensive loss attributable to noncontrolling interest	37	37
Comprehensive loss attributable to Vaccitech plc shareholders	$(13,606)	$(3,372)

1 Includes license revenue from related parties for the three month periods ended March 31, 2023 and 2022, of $0.5 million and $15.0 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Three months ended March 31, 2023
													Accumulated
											Additional		Other		Total
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2023	37,683,531	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$379,504	$(103,243)	$(33,460)	$305	$243,201
Share based compensation	—	—		—	—	—	—	—	—		2,222	—	—	—	2,222
Issue of ordinary shares	673,494	0	[1]	—	—	—	—	—	—		1,789	—	—	—	1,789
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—	—	4,574	6	4,580
Cancellation of deferred shares	—	—		—	—	(570,987)	(8)	(27,828,231)	(0)	[1]	8	—	—	—	—
Net loss	—	—		—	—	—	—	—	—		—	(18,180)	—	(43)	(18,223)
Balance, March 31, 2023	38,357,025	$1		63,443	$86	—	$—	—	$—		383,523	$(121,423)	$(28,886)	$268	$233,569

	Three months ended March 31, 2022
														Accumulated
											Additional			Other		Total
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-		Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital		Deficit	Loss	Interest	Equity
Balance, January 1, 2022	37,188,730	$1		63,433	$86	570,987	$8	27,828,231	$0	[1]	$369,103		$(108,585)	$(8,488)	$437	$252,562
Share based compensation	—	—		—	—	—	—	—	—		3,984		—	—	—	3,984
Issue of ordinary shares	4,637	0	[1]	—	—	—	—	—	—		0	[1]	—	—	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(5,968)	(15)	(5,983)
Net income	—	—		—	—	—	—	—	—		—		2,596	—	(22)	2,574
Balance, March 31, 2022	37,193,367	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$373,087		$(105,989)	$(14,456)	$400	$253,137

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three months ended
	March 31, 2023		March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income / (loss)	$(18,223)		$2,574
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Share based compensation	2,222		3,984
Depreciation and amortization	1,221		966
Non-cash lease expenses	279		228
Change in contingent consideration	85		143
Deferred tax benefit	(516)		(863)
Non-cash loss on foreign currency remeasurement and other non-cash adjustments	3,504		—
Other non-cash expenses	—		12
Changes in operating assets and liabilities:
Accounts receivable (including related parties)	4,961		(18,352)
Prepaid expenses and other current assets	4,090		(1,121)
Research and development incentives receivable	2,102		1,300
Accounts payable	(1,707)		1,739
Accrued expenses and other current liabilities	(1,315)		2,830
Deferred revenue	—		(15)
Other assets	123		(4)
Net cash used in operating activities	$(3,174)		$(6,579)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,507)		(1,092)
Investment in subsidiary	—		—
Net cash used in investing activities	$(2,507)		$(1,092)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares from the exercise of stock options	0	[1]	0	[1]
Proceeds from issue of ordinary shares	1,789		—
Payment of contingent consideration	(100)		—
Repayment of debt	—		(159)
Net cash provided by/(used in) financing activities	$1,689		$(159)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	935		(5,628)
Net (decrease) in cash and cash equivalents	(3,057)		(13,458)
Cash and cash equivalents, beginning of the period	194,385		214,054
Cash and cash equivalents, end of the period	$191,328		$200,596

Supplemental cash flow disclosures:
Cash paid for interest	$0	[1]	$—
Cash paid for income taxes	$0	[1]	$—
Non-Cash investing and financing activities
Issue of ordinary shares	$0	[1]	$—
Capital expenditures included in accounts payable and accrued expenses	$2,247		$1,365
Asset retirement obligation	$282		$443
Changes to right-of-use asset resulting from lease reassessment event	$4		$(36)

1 Indicates amounts less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Nature of Business and Basis of Presentation

Vaccitech plc (“Vaccitech”) is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Vaccitech is engaged in the discovery and development of novel immunotherapeutics and vaccines for the treatment and prevention of infectious disease, cancer and immune tolerance. Vaccitech is headquartered in Harwell, Oxfordshire, United Kingdom. Vaccitech and its direct and indirect subsidiaries, Vaccitech (UK) Limited, Vaccitech Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Vaccitech North America, Inc., Vaccitech Switzerland GmbH and Vaccitech Italia S.R.L, are collectively referred to as the “Company”.

In connection with the initial public offering of American Depositary Shares (“ADSs”), in March 2021, Vaccitech completed a corporate reorganization wherein the shareholders of Vaccitech (UK) Limited exchanged each of their ordinary shares, series A shares and series B shares of Vaccitech (UK) Limited (formerly Vaccitech Limited) for the same quantity of ordinary shares, series A shares and series B shares in Vaccitech plc (resulting in the shareholders of the Company holding the same percentage and class of shares in Vaccitech plc (formerly Vaccitech Rx Limited) as they had in Vaccitech (UK) Limited. The group reorganization under common control constituted a change in reporting entity and has been given retrospective effect reflecting the net assets of Vaccitech (UK) Limited and its subsidiaries and Vaccitech plc at their historical carrying amounts. On April 4, 2022, a merger was effected between subsidiaries Vaccitech USA, Inc. and Vaccitech North America, Inc., with Vaccitech North America, Inc. being the surviving entity.

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

Certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited financial statements and related notes as of and for the year ended December 31, 2022. The condensed consolidated balance sheet as of December 31, 2022, was derived from the audited financial statements but does not contain all of the footnote disclosures from the annual financial statements.

As of March 31, 2023, the Company had cash and cash equivalents of $191.3 million and an accumulated deficit of $121.4 million, the Company expects to incur losses for the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. The Company expects to seek additional funding through equity financings, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company's stockholders. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs,

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Unaudited Condensed Financial Information

The accompanying Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Shareholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities Exchange Commission (the “Annual Report”) on March 24, 2023. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2023, our results of operations for the three months ended March 31, 2023, and 2022, and our cash flows for the three months ended March 31, 2023, and 2022. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other interim periods.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2022, except as discussed below related to newly adopted accounting pronouncements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We have reviewed all recently issued standards and have determined that such standards will not have a material impact on our condensed consolidated financial statements or do not otherwise apply to our current operations.

3.	Foreign currency translation in General and Administrative Expenses

The aggregate, net foreign exchange gain or loss included in determining net (loss)/income recognized in general and administrative expenses for the three months ended March 31, 2023, was a loss of $3.5 million (three months ended March 31, 2022: $5.3 million gain).

4.	Net (Loss)/Income Per Share

The following table sets forth the computation of basic and diluted net (loss)/income per share for the three months ended March 31, 2023, and 2022 (in thousands, except number of shares):

	Three months ended March 31,
	2023	2022
Numerator:
Net (loss)/income	$(18,223)	$2,574
Net loss attributable to noncontrolling interest	43	22
Net (loss)/income attributable to Vaccitech shareholders	$(18,180)	$2,596
Denominator:
Weighted-average ordinary shares outstanding, basic	38,013,399	37,191,022
Effect of dilutive stock options	—	1,155,646
Weighted-average ordinary shares outstanding, diluted	38,013,399	38,346,668
Net (loss)/income per share attributable to ordinary shareholders, basic	$(0.48)	$0.070
Net (loss)/income per share attributable to ordinary shareholders, diluted	$(0.48)	$0.068

For the three month period ended March 31, 2023 and 2022, 4,134,286 and 2,014,204 potential ordinary shares issuable for stock options, respectively, were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect.

5.	Property and equipment, net

During the three months ended March 31, 2023, the Company’s additions to property and equipment, net were $4.8 million, which primarily related to an increase in leasehold improvements from the Company’s U.S. office in Germantown, Maryland (three months ended March 31, 2022: $3.2 million, related to leasehold improvements of the Company’s corporate headquarters).

Depreciation expense for the three months ended March 31, 2023 was $0.4 million (March 31, 2022: $0.2 million).

6.Intangible assets, net

The gross amount of amortizable intangible assets, consisting of developed technology, was $31.6 million and $31.6 million as of March 31, 2023 and December 31 2022, respectively, and accumulated amortization was $4.1 million and $3.3 million as of March 31, 2023 and December 31, 2022, respectively. The amortization expense for the three months ended March 31, 2023 was $0.8 million (three months ended March 31, 2022: $0.8 million). The estimated annual amortization expense is $3.1 million for the years 2023 through to 2031.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Prepaid expenses and other current assets (in thousands):

	March 31,	December 31,
	2023	2022
Prepayments and accrued income	$5,294	$5,887
Employee retention and payroll tax credit	53	48
Lease incentive receivable	—	1,770
Others	549	563
Total	$5,896	$8,268

8.	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2022
Accrued manufacturing and clinical expenses	$2,097	$2,997
Accrued board of director compensation	19	9
Accrued bonus	539	1,925
Accrued payroll and employee benefits	653	928
Accrued professional fees	1,108	1,270
Accrued leasehold improvements	1,163	—
Accrued other	1,433	932
Total	$7,012	$8,061

9.	Ordinary Shares

All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of March 31, 2023:

Liquidation preference: in the event of the liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to holders of the ordinary shares shall be distributed amongst all holders of the ordinary shares in proportion to the number of shares held irrespective of the amount paid or credited as paid on any share.

Dividends: the Company may, subject to the provisions of the Companies Act 2006 and our Articles, by ordinary resolution from time to time declare dividends to be paid to shareholders not exceeding the amount recommended by the Company’s board of directors. Subject to the provisions of the Companies Act 2006, in so far as, in the board of directors’ opinions, the Company’s profits justify such payments, the board of directors may pay interim dividends on the Company’s ordinary shares.

Voting Rights: each holder of ordinary shares has the right to receive notice of, and to vote at, the Company’s general meetings. Each holder of ordinary shares who is present (in person or by proxy) at a general meeting on a show of hands has one vote and, on a poll, every such holder who is present (in person or by proxy) has one vote in respect of each share of which they are the holder.

Preemption rights: pursuant to section 561 of the Companies Act 2006, shareholders are granted preemptive rights when new shares are issued for cash. However, it is possible for our Articles, or shareholders at a general meeting representing at least 75% of our ordinary shares present (in person or by proxy) and eligible to vote at that general meeting, to disapply these preemptive rights by passing a special resolution. Such a disapplication of preemption rights may be for a maximum period of up to five years from the date on which the shareholder resolution was passed. In either case, this disapplication would need to be renewed by our shareholders upon its expiration (i.e., at least every five years) to remain effective.

On April 21, 2021, our shareholders approved the disapplication of preemptive rights for a period of five years from the date of approval by way of a special resolution of our shareholders. This included the disapplication of preemption rights in relation to the

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

allotment of our ordinary shares in connection with the IPO. This disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).

10.	Deferred Shares

All deferred shares rank pari passu as a single class. The deferred shares do not have rights to dividends or to any other right of participation in the profits of the Company. On a return of assets on liquidation, the deferred shares shall confer on the holders thereof an entitlement to receive out of the assets of the Company available for distribution amongst the shareholders (subject to the rights of any new class of shares with preferred rights) the amount credited as paid up on the deferred shares held by them respectively after (but only after) payment shall have been made to the holders of the ordinary shares of the amounts paid up or credited as paid up on such shares and the sum of £1.0 million in respect of each ordinary share held by them respectively. The deferred shares shall confer on the holders thereof no further right to participate in the assets of the Company.

On March 29, 2023, the Company transferred back to the Company and subsequently cancelled all of its deferred B shares (nominal value of £0.01 each) and deferred C shares (nominal value of £0.00000736245954692556 each) which were previously in issue. These deferred shares had previously been issued to certain pre-IPO shareholders in connection with the implementation of certain stages of the Company’s pre-IPO share capital reorganization. The Company received shareholder approval on April 21, 2021 (pursuant to the shareholder resolutions passed on that date) in order to effect the transfer back and cancellation of the deferred shares for nil consideration in accordance with sections 659 and 662 of the Companies Act 2006.

The Company’s deferred A shares with a nominal value of £1.00 each remain in issue for the purposes of satisfying the minimum share capital requirements for a public limited company as prescribed by the Companies Act 2006.

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

As of March 31, 2023, the Company had a contingent consideration liability of $1.7 million related to the acquisition of Avidea Technologies, Inc. The fair value of the contingent consideration is a Level 3 valuation with the significant unobservable inputs being the probability of success of achievement of the milestone and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs.

The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended
	March 31,
	2023	2022
Beginning balance	$1,711	$2,371
Change in fair value recognized in net (loss)/ income	(1)	143
Foreign exchange loss	(37)	—
Foreign exchange translation recognized in other comprehensive loss	37	(70)
Ending balance	$1,710	$2,444

12.Goodwill

The Company identified qualitative indicators of impairment in 2022 due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization continues to be below the value of the net assets of the Company. Therefore, the Company performed an interim qualitative assessment as of March 31, 2023 to determine whether it was more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

is not more likely than not that the fair value of the reporting unit is less than its carrying amount. No additional qualitative indicators of impairment were identified during the three month period ended March 31, 2023.

13.Share-Based Compensation

During the three month period ended March 31, 2023, in accordance with the terms of the Annual Increase of the Vaccitech plc Share Award Plan 2021 (the “Plan”), the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2023.

For the three months ended March 31, 2023, the Company granted 1,987,289 options to employees and directors with a weighted average grant date fair value of $2.01 and a weighted average exercise price of $2.53 per share. For the three months ended March 31, 2022, the Company granted 1,632,922 options to employees and directors with a weighted average grant date fair value of $3.75 and a weighted average exercise price of $11.24 per share. For the three months ended March 31, 2023, the Company canceled 57,970 options to employees and directors for forfeitures on unvested options when leaving the Company (March 31 2022: nil).

The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2023	2022
Expected volatility	97.4%	92.3%
Expected term (years)	6.00	6.00
Risk-free interest rate	3.6%	1.9%
Expected dividend yield	—%	—%

As of March 31, 2023, 6,807,859 options with a weighted average exercise price of $9.69 were outstanding. As of March 31, 2023, there was $9.0 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.1 years. As of March 31, 2022, 4,814,173 options with a weighted average exercise price of $9.52 were outstanding. As of March 31, 2022, there was $14.8 million unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.36 years.

Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2023	2022
Research and development	$1,119	$842
General and administrative	1,103	3,142
Total	$2,222	$3,984

14.	Commitments and Contingencies

In-License Agreements

The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, human papillomavirus infection, (“HPV”), hepatitis B virus (“HBV”) and middle east respiratory syndrome (“MERS”). The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the three months ended March 31, 2023, and March 31, 2022.

Leases

The Company leases certain laboratory and office space under operating leases, which are described below.

The Harwell Science and Innovation Campus, Oxfordshire

On September 3, 2021, the Company entered into a lease agreement for the lease of approximately 31,000 square feet in Harwell, Oxfordshire which expires in September 2031. The property is the Company’s corporate headquarters. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date, being the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company has provided the lessor with a refundable security deposit of $0.7 million which is included in Other assets.

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

The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Right-of-use asset	$7,723	$7,753
Operating lease liability, current	$649	$433
Operating lease liability, non-current	$10,005	$8,340
Weighted average remaining lease term (years)	9.71	9.44
Weighted average discount rate	7.6%	7.6%
Other information
Short-term lease costs	$152	$529
Operating cash flows operating leases	$220	$1,081

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Future annual minimum lease payments under operating leases as of March 31, 2023, were as follows (in thousands):

Remainder of 2023	$(1,457)
2024	1,752
2025	1,904
2026	1,928
2027	1,952
Thereafter	9,890
Total minimum lease payments	$15,969
Less: imputed interest	(5,315)
Total operating lease liability	$10,654

Other contingencies

As of the date of this Quarterly Report on Form 10-Q, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggreagate be reasonably expected to have a material adverse effect on our business. However, from time to time, we could be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

15.Related Party Transactions

During the three months ended March 31, 2023, the Company incurred $Nil expenses from its shareholder, Oxford Science Enterprises plc. During the three months ended March 31, 2022, the Company recognized net income of $55 thousand after offsetting lease costs for laboratory and office space in Oxford of $74 thousand, against a refund of $129 thousand from its shareholder, Oxford Science Enterprises plc.

During the three months ended March 31, 2023, the Company incurred expenses of $Nil (three months ended March 31, 2022: $1 thousand) to its shareholder, the University of Oxford, related to clinical study costs. As of March 31, 2023, the Company owed $Nil (December 31, 2022: $Nil) to the University of Oxford.

During the three months ended March 31, 2023, the Company incurred expenses of $98 thousand (three months ended March 31, 2022: $193 thousand) and recognized license revenue of $0.5 million (three months ended March 31, 2022: $15.0 million) from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford. As of March 31, 2023, the Company was owed $0.8 million (December 31, 2022: $5.5 million) from Oxford University Innovation Limited.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this unaudited Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 24, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K and in other filings with the SEC.

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

We have a broad pipeline of both clinical and preclinical stage therapeutic and prophylactic programs. Our current therapeutic programs include VTP-300 for the treatment of chronic hepatitis B infection, or CHB, VTP-200 for the treatment of HPV, VTP-850 for the treatment of prostate cancer, VTP-600 for the treatment of non-small cell lung cancer, or NSCLC, VTP-1000 for treatment of celiac disease, and VTP-1100 for treatment of HPV-associated cancers. The latter two programs are designed to utilize our SNAPvax platform. Our current prophylactic programs include VTP-400 for the prevention of herpes zoster, or shingles, and VTP-500 for the prevention of MERS. In addition, we co-invented a COVID-19 vaccine with the University of Oxford, the rights to which we assigned to Oxford University Innovation, or OUI, to facilitate the license of those rights by OUI to AstraZeneca UK Limited, or AstraZeneca. The vaccine, formerly referred to as AZD1222, is now authorized for use under the marketing name Vaxzevria in a number of countries. AstraZeneca has exclusive worldwide rights to develop and commercialize Vaxzevria.

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

On March 28, 2022, pursuant to the OUI License Agreement Amendment, we were notified of the commencement of payments, arising from AstraZeneca’s commercial sales of Vaxzevria. Under the terms of an exclusive worldwide license agreement between OUI and AstraZeneca, OUI is entitled to milestone payments and royalties on commercial sales of Vaxzevria that began after the pandemic period. As part of the assignment from us to OUI, we are entitled to receive approximately 24% of payments received by OUI from AstraZeneca. For the three months ended March 31, 2023, we recognized $0.5 million as revenue (three months ended March 31, 2022: $15.0 million). There is, however, no guarantee that such payments will continue in the future and, if they do, that we will be notified of such payments in a timely manner.

On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of March 31, 2023, we have sold 945,835 ordinary shares represented by ADSs under the sales agreement, amounting to net proceeds of $2.5 million.

We have incurred net losses each year since inception through to December 31, 2021. For the year ended December 31, 2022, we generated net income of $5.3 million, primarily as a result of revenues arising from AstraZeneca sales of Vaxzevria and our agreement with OUI. For the three months ended March 31, 2023, we incurred a net loss of $18.2 million. As of March 31, 2023, we had an accumulated deficit of $121.4 million and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and/or timing associated with the development of that product candidate or could prevent continuation of that program being in the company’s interests. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we might be required to expend significant additional financial resources and time on the completion of clinical development. In some circumstances, such as the emergence of a significantly more effective therapy from a competitor, it may be appropriate to discontinue a product candidate program. We expect that our cash balance as of March 31, 2023 will enable us to fund our operating expenses and capital requirements into the first quarter of 2025.

Recent Developments

VTP-300: An Immunotherapeutic Targeting Chronic HBV Infection

On March 28, 2023, we announced positive topline final data from the HBV002 phase 2 clinical trial. The completed trial, which included 55 patients with chronic hepatitis B, supported the generally favorable tolerability profile previously reported with VTP-300, with no incidents of VTP-300-related Grade 3 adverse events or product-related serious adverse events, or SAEs, following study dosing. VTP-300 was observed to induce meaningful, sustained reductions of Hepatitis B surface antigen (HBsAg) in patients with chronic HBV. Declines were most prominent in patients with lower baseline HbsAg. The final results of the immunology assays are currently being analyzed and the full data, including tolerability results and immunology pharmacodynamic biomarker readouts, will be presented at the upcoming European Association for the Study of the Liver (EASL) Congress, June 21-24, 2023.

VTP-200: Developing a Non-Invasive Treatment for Persistent High-Risk HPV

On April 20, 2023, our Chief Medical Officer, Dr. Meg Marshall, presented topline data from the VTP-200 HPV001 phase 1b/2 clinical trial at the 35th Annual International Papillomavirus Conference (IPVC). The poster showed data for 42 women at Day 35, 7 days after the last dose of VTP-200, split by active treatment versus placebo. VTP-200 was generally well-tolerated and was administered with no product-related grade 3 unsolicited adverse events and no product-related SAEs. While the placebo group showed no antigen-specific T cell responses as measured by IFNg ELISpot, 26 of 29 women receiving varying doses of VTP-200 showed a response. The pooled active groups showed meaningful responses, with the average being greater than 1,000 spot-forming units per million peripheral blood mononuclear cells. Responses were strongest to the E1, E2 and E6 antigens. In addition, intracellular cytokine staining data from the active groups showed both CD4 and CD8 responses. The final dataset, including data on clearance of infection and cervical lesions at 12 months post-treatment, is expected in the second quarter of 2024.

Management Team

On April 28, 2023, we announced the that our Chief Operating Office, Chris Ellis has notified the Company that he intends to retire, effective October 31, 2023.

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

Components of Our Operating Results

Revenue

To date, we have not generated any revenue from direct product sales and do not expect to do so in the near future, if at all. Most of our revenue to date has been derived from the OUI License Agreement Amendment with OUI relating to Vaxzevria.

In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. In March 2022, we were notified by OUI of the commencement of revenue relating to the commercial sales of Vaxzevria. Our revenue for the three months ending March 31, 2023 was $0.5 million (three months ending March 31, 2022: $15.0 million), representing the amounts we have been notified of as due by OUI to date and an estimate of future receipts, constrained to the extent that it is probable that a significant reversal of revenue would not occur.

We determined that we have no further performance obligations under the terms of the OUI License Agreement Amendment, which comprised the transfer of intellectual property rights only. Accordingly, we plan to recognize these and any future amounts as revenue when earned, and it is probable that a significant reversal of revenue will not occur.

Operating Expenses

Our operating expenses since inception have consisted of research and development costs and general and administrative costs.

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a new next-generation adenoviral vector, acquiring new technology platforms including SNAPvax, conducting preclinical studies, developing various manufacturing processes, and advancing clinical development of our programs including Phase 2 clinical trials for

VTP-100, which we subsequently discontinued development of, as well as initiating the clinical trials for VTP-200, VTP-300, VTP-600 and VTP-850 and readying VTP-500, VTP-1000 and VTP-1100 for clinical trials. Research and development activities account for a large portion of our operating expenses, and we expect research and development expenses to increase in the future. Research and development costs are expensed as incurred. These costs include:

●	salaries, benefits, and other related costs, including share-based compensation, for personnel engaged in research and development functions;
●	expenses incurred in connection with the development of our programs including preclinical studies and clinical trials of our product candidates, under agreements with third parties, such as consultants, contractors, academic institutions and CROs;
●	the cost of manufacturing drug products for use in preclinical development and clinical trials, including agreements with third parties, such as CMOs, consultants and contractors;
●	laboratory costs; and
●	leased facility costs, equipment depreciation and other expenses, which include direct and allocated expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, including share-based compensation, in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, rent expenses related to our offices, depreciation, foreign exchange gains and losses on our cash balances and other central non-research costs. For the three month period ended March 31, 2023, we recognized a change in fair value in relation to the updated assumptions in the assessment of the contingent consideration fair value recognized from the acquisition of Avidea on December 10, 2021. Significant judgment is used to determine the probability of success of achievement of the technology and clinical milestones and the date of the expected milestone. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities in both the United Kingdom and United States and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs will increase as our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.

Other Income (Expense)

Interest Income

Interest income results primarily from the interest earned on our short-term cash deposits and cash balances held by Vaccitech (UK) Limited in United States dollars.

Research and Development Incentives

Research and development incentives contain payments receivable from the United Kingdom government related to corporation tax relief on research and development projects in the United Kingdom. We account for such relief received as other income.

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

The Company may not be able to continue to claim research and development tax credits under the SME program in the future because it may no longer qualify as a small or medium-sized company. In addition, the EU State Aid cap limits the total aid claimable in respect of a given project to €7.5 million which may impact the Company’s ability to claim R&D tax credits in future. Further, the U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total Pay As You Earn, or PAYE, and National Insurance Contributions, or NICs, liability of the company, subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If such an exception does not apply, this could restrict the amount of payable credit that we claim.

From April 2023 under the SME program the additional deduction will decrease from 130% to 86% and the SME credit rate will reduce from 14.5% to 10%.

Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue, expenses, accruals and prepayments for external manufacturing of clinical trial material as well as clinical study conduct, fair value of contingent consideration, impairment of goodwill and intangible assets, and the fair value of ordinary shares and share-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

We believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our unaudited condensed consolidated financial statements and understanding and evaluating our reported financial results.

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

The assumptions used in the Black-Scholes model to determine fair value for the share option grants during the three months ended March 31, 2023 and 2022 were:

	Three months	Three months
	ended	ended
	March 31, 2023	March 31, 2022
Expected volatility	97.4%	92.3%
Expected term (years)	6.00	6.00
Risk-free interest rate	3.6%	1.9%
Expected dividend yield	0.0%	0.00%

For the three months ended March 31, 2023, 1,987,289 share options were granted and 1,632,922 share options were granted for the three months ended March 31, 2022.

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

We acquired Avidea for an up-front amount of $32.8 million (after working capital adjustments), of which $11.8 million was payable in cash and $21.0 million in 2,151,831 of American Depositary Shares of the Company. In addition, Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a mixture of cash and ADSs, upon the achievement of certain milestones. This contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date, and subsequently remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings in the condensed consolidated statements of operations and comprehensive loss. The fair value of contingent consideration is based on the probability of pursuit of the activity associated with the milestone, the probability of success of the achievement of the milestone, the expected date of milestone achievement and applying the relevant discount rate.

Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.

Goodwill and Purchased Intangible Asset

We test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We have elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results.

The goodwill of $12.2 million recognized to March 31, 2023 wholly relates to the acquisition of Avidea on December 10, 2021. During the year ended December 31, 2022, the Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization fell below the value of the net assets of the Company, which continued through to the first quarter of 2023. Therefore, the Company performed an interim assessment as of March 31, 2023 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based off this assessment, the Company has not recognized any impairment losses related to goodwill or intangible assets for the three months ending March 31, 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three months	Three months
	ended March	ended March
	31, 2023	31, 2022	Change
Revenue from Licenses, Grants & Services	$468	$15,018	$(14,550)
Operating expenses:
Research & development	9,814	10,701	(887)
General and administrative	12,138	3,663	8,475
Total operating (income)/expenses	21,952	14,364	7,588
(Loss)/income from operations	(21,484)	654	(22,138)
Other income (expense)
Interest income	1,588	83	1,505
Interest expense	—	(74)	74
Research and development incentives	1,157	1,048	109
Total other income	2,745	1,057	1,688
(Loss)/profit before income tax	(18,739)	1,711	(20,450)
Tax benefit	516	863	(347)
Net (loss)/income	$(18,223)	$2,574	$(20,797)

Revenue

For the three months ended March 31, 2023, and 2022, our revenue consisted of $0.5 million and $15.0 million respectively, primarily from the OUI License Agreement Amendment with respect to payments from OUI in connection with commercial sales of Vaxzevria, which reduced due to lower sales in the period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months	Three months
	ended March	ended March
	31, 2023	31, 2022	Change
Direct research and development expenses by program:
VTP-200 HPV	$1,338	$1,156	$182
VTP-300 HBV	2,118	4,185	(2,067)
VTP-600 NSCLC	275	162	113
VTP-850 Prostate cancer	215	1,339	(1,124)
VTP-1000/VTP-1100 (SNAPvax candidates)	1,572	—	1,572
Other and earlier stage programs	280	739	(459)
Total direct research and development expenses	5,798	7,581	(1,783)
Internal research and development expenses:
Personnel-related (including share-based compensation)	3,601	2,726	875
Facility related	371	340	31
Other internal costs	44	54	(10)
Total internal research and development expenses	4,016	3,120	896
Total research and development expenses	$9,814	$10,701	$(887)

Our research and development expenses for the three months ended March 31, 2023 and 2022 were $9.8 million and $10.7 million, respectively.

Direct expenses for the three months ended March 31, 2023 and 2022 were $5.8 million and $7.6 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $1.8 million decrease, $2.1 million pertains to VTP-300, as a result of completing the HBV002 Phase 2 clinical trial with topline data announced in March 2023, and continuing enrollment in the HBV003 Phase 2 clinical and the AB-729-202 Phase 2a clinical collaboration with Arbutus. $1.1 million of the decrease pertains to VTP-850, which progressed to FDA clearance of our IND for PCA001 in December 2022, and is screening patients currently. These decreases were offset by a $1.5 million increase that pertains to the commencement of VTP-1000 Celiac disease and VTP-1100 HPV cancer programs in the second quarter of 2022.

Internal research and development expenses for the three months ended March 31, 2023 and 2022 were $4.0 million and $3.1 million, respectively. Of the $0.9 million increase, $0.9 million pertains to personnel-related expenses as a result of the relative increase in headcount across locations in the United Kingdom and United States.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $12.1 million mainly attributable to personnel expense of $3.4 million, including share-based payment charge of $1.1 million, foreign exchange loss of $3.5 million, insurance cost of $1.6 million, legal and professional fees of $1.2 million and other expenses of $1.8 million.

General and administrative expenses for the three months ended March 31, 2022 were $3.7 million, which were mainly attributable to personnel expenses of $4.3 million, including the share-based payment charge of $3.1 million, insurance costs of $1.7 million and legal and professional fees of $1.3 million, netted by unrealized foreign exchange gain on cash balances of $5.3 million.

Interest Income

For the three months ended March 31, 2023, interest income was $1.6 million resulting from the interest earned on our short-term cash deposits held by Vaccitech (UK) Limited in United States dollars. For the three months ended March 31, 2022, interest income was less than $0.1 million.

Research and Development Incentives

For the three months ended March 31, 2023 and 2022 research and development incentives were $1.2 million and $1.0 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom.

Tax benefit

For the three months ended March 31, 2023 and 2022, the tax benefit was $0.5 million and $0.9 million respectively, which primarily relates to movements in deferred tax.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront, royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment. Through March 31, 2023, we had received gross proceeds of approximately $327.3 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of March 31, 2023, we had cash and cash equivalents of $191.3 million. Key financing and corporate milestones include the following:

●	In March 2016, we raised gross proceeds of approximately $14.0 million from the issuance of our seed round of ordinary shares;
●	Between November 2017 and December 2018, we raised gross proceeds of $33.9 million from the issuance of our series A shares;
●	Between July 2020 and November 2020, we raised gross proceeds of $41.2 million from the issuance of convertible loan notes;
●	In March 2021, we raised gross proceeds of $125.2 million from the issuance of our series B shares;
●	In May 2021, we raised gross proceeds of $110.5 million from the initial public offering of our ordinary shares on NASDAQ;
●	Between April 2022 and March 2023, we received $43.4 million of cash from OUI for the commercial sales of Vaxzevria;
●	Between December 2022 and March 2023, we raised net proceeds of $2.5 million from the issuance of shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC.

On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of March 31, 2023, we have sold 945,835 ordinary shares represented by ADSs under the sales agreement amounting to net proceeds of $2.5 million.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Three months	Three months
	ended March	ended March
	31, 2023	31, 2022
Net cash used in operating activities	$(3,174)	$(6,579)
Net cash used in investing activities	(2,507)	(1,092)
Net cash provided by/(used in) financing activities	1,689	(159)
Effect of exchange rates on cash and cash equivalents	935	(5,628)
Net (decrease)/increase in cash and cash equivalents	$(3,057)	$(13,458)

Cash Used in Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $3.2 million, primarily resulting from our net loss of $18.2 million adjusted by share based compensation of $2.2 million, depreciation and amortization of $1.2 million, foreign exchange gain of $3.5 million, and changes in our operating assets and liabilities, net of $8.3 million.

During the three months ended March 31, 2022, net cash used in operating activities was $6.6 million, primarily resulting from our net income of $2.6 million, adjusted by share based compensation of $3.9 million, depreciation of $1.0 million and changes in our operating assets and liabilities, net of $13.6 million.

Net Cash Used in Investing Activities

During the three months ended March 31, 2023, cash used in investing activities was $2.5 million primarily resulting from capital expenditures related to leasehold improvements on our new office in Germantown, Maryland, United States. During the three months ended March 31, 2022, cash used in investing activities was $1.1 million, primarily resulting from capital expenditure related to our corporate headquarters in Harwell, United Kingdom.

Net Cash Provided by/(Used in) Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities was $1.7 million mainly as a result of net proceeds from the issuance of ordinary shares through the “at-the-market” sales agreement. During the three months ended March 31, 2022, cash used in financing activities was $0.2 million from the repayment of debt incurred previously by the acquired company Avidea (acquired on December 10, 2021, and subsequently became Vaccitech North America, Inc.).

Effect of exchange rates on cash and cash equivalents

During the three months ended March 31, 2023 and 2022, the effect of foreign exchange on cash and cash equivalents was gain of $1.0 million and loss of $5.6 million respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.

Future Funding Requirements

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, through to December 31, 2021. We were profitable in 2022, however we have negative operating cash flows as March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $121.4 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Based on our research and development plans, we expect that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.

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

Lease, Purchase, and Other Obligations

We have operating lease obligations related to our property, plant and equipment. The obligations related to both short- and long-term lease arrangements are set forth in Note 14 “Commitment and Contingencies” to our condensed consolidated financial statements.

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

We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of March 31, 2023.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency and Currency Translation

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Vaccitech plc and its consolidated subsidiaries, Vaccitech (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Vaccitech North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Vaccitech Australia Pty, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Vaccitech Italia S.R.L, is the euro. The functional currency of our wholly owned foreign subsidiary, Vaccitech Switzerland GmbH, is the Swiss franc. Our cash and cash equivalents as of March 31, 2023 consisted primarily of cash balances held by Vaccitech (UK) Limited in United States dollars.

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

We incur significant operating costs in the UK and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our UK operations that are settled in pound sterling. For the three months ended March 31, 2023, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in an increase to our expenses denominated in pound sterling of approximately $2.2 million, as compared to an increase in our expenses of approximately $1.4 million in the three months ended March 31, 2022.

Interest Rate Sensitivity

We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash and cash equivalents of $191.3 million as of March 31, 2023, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, we concluded that as of March 31, 2023 our disclosure controls and procedures were not effective due to the material weaknesses previously identified and disclosed, not being remediated as of March 31, 2023. The term “disclosure controls and procedures”, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management previously reported, in our Annual Report on Form 10-K for the year ended December 31, 2022, material weaknesses in our internal control over financial reporting related to: (i) our IT general control environment has not been sufficiently designed to include appropriate user access rights, and design and implementation of controls over program development, program changes and computer operations, and (ii) policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions were either not designed and in place or not operating effectively.

Remediation Efforts

During fiscal year 2022, we undertook efforts to remediate previously disclosed material weaknesses, including assessing and identifying risks to financial reporting over all business processes impacting financial reporting and implementation of controls over critical accounting policies and estimates. Some business process controls over critical accounting policies and estimates established in the fiscal year that were dependent on systems without effective IT general controls were deemed ineffective because they could be adversely impacted by the lack of system controls. Our internal control remediation efforts continue into fiscal year 2023 and focus on the areas detailed below.

Planned Remediation Activities

(i)	IT general controls

We are taking measures to address the IT environment through the implementation of a new enterprise resource planning, or ERP system and controls over program development, program changes, computer operations and access rights. We have implemented the new ERP system for the U.K. Company in the first quarter of 2023, and plan to rollout implementation of the new ERP system to the U.S. Company later in 2023.

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

(ii)	policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions

We are taking measures to address this material weakness, which includes hiring appropriate personnel whose roles are to enhance policies and procedures with respect to the review, supervision, formalization and monitoring of our accounting and reporting functions. Additionally, we plan to enhance business process controls through the following activities:

●	continue to evaluate and refine the design, implementation, and documentation of the internal controls to ensure controls address the relevant risks, are properly designed, and provide appropriate evidence of the Company’s performance;
●	enhance the design of controls that address the completeness and accuracy of reports being utilized in the execution of internal controls;
●	continue to evaluate the assignment of responsibilities associated with the performance of control activities and consider hiring additional resources, obtaining third party assistance, or providing additional training to existing resources; and
●	further develop and execute a testing protocol that allows the Company to validate the operating effectiveness of certain controls over financial reporting to gain assurance that such controls are presented and functioning as designed.

As we monitor and evaluate our internal control over financial reporting, we will continue to assess the effectiveness of our remediation plan and prioritize our resources.

Notwithstanding the ineffective disclosure controls and procedures as a result of the identified material weaknesses, management has concluded that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than the changes related to the ongoing remediation activities related to the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K as filed with the SEC on March 24, 2023.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2023 that were not registered under the Securities Act.

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

10.1*	Employment Agreement by and between Vaccitech Switzerland GmbH and Nadège Pelletier, effective February 1, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
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

VACCITECH PLC

Date: May 12, 2023	By:	/s/ William Enright
William Enright
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Gemma Brown
Gemma Brown
Chief Financial Officer (Principal Financial
and Accounting Officer)