Form 10-Q
period 2023-06-30
Vaccitech plc
filed 2023-08-10
CIK 1828185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 38,524,963 ordinary shares, nominal value £0.000025 per share, outstanding.

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

i

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

VACCITECH PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$173,030	$194,385
Accounts receivable	—	323
Accounts receivable - related parties	349	5,524
Research and development incentives receivable	3,137	4,541
Prepaid expenses and other current assets	8,261	8,268
Total current assets	184,777	213,041
Goodwill	12,209	12,209
Property and equipment, net	13,741	7,957
Intangible assets, net	26,688	28,269
Right of use assets, net	7,707	7,753
Other assets	1,006	976
Total assets	$246,128	$270,205

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,429	$3,748
Accrued expenses and other current liabilities	8,547	8,061
Operating lease liability - current	1,135	433
Total current liabilities	12,111	12,242
Non-Current liabilities:
Operating lease liability	11,044	8,340
Contingent consideration	2,117	1,711
Deferred tax liability, net	2,094	3,746
Other non-current liabilities	1,300	965
Total liabilities	$28,666	$27,004
Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, £0.000025 nominal value; 38,524,059 shares authorized, issued and outstanding (December 31, 2022: authorized, issued and outstanding: 37,683,531)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2022: authorized, issued and outstanding: 63,443)	86	86
Deferred B shares, £0.01 nominal value; nil shares authorized, issued and outstanding (December 31, 2022:authorized, issued and outstanding: 570,987)	—	8
Deferred C shares, £0.000007 nominal value, nil shares authorized, issued and outstanding (December 31, 2022: authorized, issued and outstanding: 27,828,231)	—	0	[1]
Additional paid-in capital	385,636	379,504
Accumulated deficit	(145,225)	(103,243)
Accumulated other comprehensive loss – foreign currency translation adjustments	(23,289)	(33,460)
Total shareholders’ equity attributable to Vaccitech plc shareholders’	217,209	242,896
Noncontrolling interest	253	305
Total shareholders’ equity	$217,462	$243,201
Total liabilities and shareholders’ equity	$246,128	$270,205

1 indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
License revenue (1)	$334	$17,063	$802	$32,072
Research grants and contracts	—	—	—	9
Total revenue	334	17,063	802	32,081
Operating expenses
Research and development	13,543	9,720	23,357	20,421
General and administrative	13,128	(5,892)	25,266	(2,156)
Total operating expenses	26,671	3,828	48,623	18,265
(Loss)/income from operations	(26,337)	13,235	(47,821)	13,816
Other income (expense):
Interest income	522	669	2,110	752
Interest expense	(14)	(7)	(14)	(8)
Research and development incentives	559	826	1,716	1,874
Other income	310	51	310	51
Total other (expense) income	1,377	1,539	4,122	2,669
(Loss)/profit before income tax	(24,960)	14,774	(43,699)	16,485
Tax benefit	1,136	915	1,652	1,778
Net (loss)/income	(23,824)	15,689	(42,047)	18,263
Net loss attributable to noncontrolling interest	22	4	65	26
Net (loss)/income attributable to Vaccitech plc shareholders	(23,802)	15,693	(41,982)	18,289

Weighted-average ordinary shares outstanding, basic	38,407,672	37,202,600	38,211,625	37,196,843
Weighted-average ordinary shares outstanding, diluted	38,407,672	38,174,426	38,211,625	38,260,579
Net (loss)/income per share attributable to ordinary shareholders, basic	$(0.62)	$0.42	$(1.10)	$0.49
Net (loss)/income per share attributable to ordinary shareholders, diluted	$(0.62)	$0.41	$(1.10)	$0.48

Net (loss)/income	$(23,824)	$15,689	$(42,047)	$18,263
Other comprehensive gain/(loss) – foreign currency translation adjustments	5,604	(16,807)	10,184	(22,790)
Comprehensive loss	(18,220)	(1,118)	(31,863)	(4,527)
Comprehensive loss attributable to noncontrolling interest	15	34	52	71
Comprehensive loss attributable to Vaccitech plc shareholders	$(18,205)	$(1,084)	$(31,811)	$(4,456)

1 Includes license revenue from related parties for the three and six month periods ended June 30, 2023 of $0.3 million and $0.8 million, respectively and for the three and six month periods ended June 30, 2022 of $17.1 million and $32.1 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Three and Six months ended June 30, 2023
													Accumulated
											Additional		Other		Total
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-	Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2023	37,683,531	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$379,504	$(103,243)	$(33,460)	$305	$243,201
Share based compensation	—	—		—	—	—	—	—	—		2,222	—	—	—	2,222
Issue of ordinary shares, net of issuance costs	673,494	0	[1]	—	—	—	—	—	—		1,789	—	—	—	1,789
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—	—	4,574	6	4,580
Cancellation of deferred shares	—	—		—	—	(570,987)	(8)	(27,828,231)	(0)	[1]	8	—	—	—	—
Net loss	—	—		—	—	—	—	—	—		—	(18,180)	—	(43)	(18,223)
Balance, March 31, 2023	38,357,025	$1		63,443	$86	$—	$—	$—	$0		$383,523	$(121,423)	$(28,886)	$268	$233,569
Share based compensation	—	—		—	—	—	—	—	—		1,990	—	—	—	1,990
Issue of ordinary shares, net of issuance cost	167,034	0	[1]	—	—	—	—	—	—		123	—	—	—	123
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—	—	5,597	7	5,604
Net loss	—	—		—	—	—	—	—	—		—	(23,802)	—	(22)	(23,824)
Balance, June 30, 2023	38,524,059	$1		63,443	$86	—	$—	—	$—		$385,636	$(145,225)	$(23,289)	$253	$217,462

	Three and Six months ended June 30, 2022
														Accumulated
											Additional			Other		Total
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-		Accumulated	Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital		Deficit	Loss	Interest	Equity
Balance, January 1, 2022	37,188,730	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$369,103		$(108,585)	$(8,488)	$437	$252,562
Share based compensation	—	—		—	—	—	—	—	—		3,984		—	—	—	3,984
Issue of ordinary shares	4,637	0	[1]	—	—	—	—	—	—		0	[1]	—	—	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(5,968)	(15)	(5,983)
Net income	—	—		—	—	—	—	—	—		—		2,596	—	(22)	2,574
Balance, March 31, 2022	37,193,367	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$373,087		$(105,989)	$(14,456)	$400	$253,137
Share based compensation	—	—		—	—	—	—	—	—		2,748		—	—	—	2,748
Issue of ordinary shares, net of issuance cost	22,795	0	[1]	—	—	—	—	—	—		0	[1]	—	—	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(16,777)	(30)	(16,807)
Net income	—	—		—	—	—	—	—	—		—		15,693	—	(4)	15,689
Balance, June 30, 2022	37,216,162	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$375,835		$(90,296)	$(31,233)	$366	$254,767

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

VACCITECH PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six months ended
	June 30, 2023		June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(42,047)		$18,263
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Share based compensation	4,212		6,732
Depreciation and amortization	2,520		1,958
Non-cash lease expenses	595		528
Unrealized foreign exchange gain	7,122		(18,730)
Non-cash interest expense	14		—
Change in contingent consideration	309		626
Deferred tax benefit	(1,652)		(1,778)
Changes in operating assets and liabilities:
Accounts receivable (including related parties)	5,606		(17,028)
Prepaid expenses and other current assets	3,107		(6,020)
Research and development incentives receivable	1,586		388
Accounts payable	(1,916)		776
Accrued expenses and other current liabilities	275		(488)
Deferred revenue	—		(28)
Other assets	138		(171)
Net cash used in operating activities	$(20,131)		$(14,972)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,530)		(3,146)
Net cash used in investing activities	$(5,530)		$(3,146)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares from the exercise of stock options	0	[1]	0	[1]
Proceeds from issue of ordinary shares, net of issuance costs	1,880		—
Payment of contingent consideration	(163)		—
Repayment of debt	—		(159)
Net cash provided by/(used in) financing activities	$1,717		$(159)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,589		(3,450)
Net decrease in cash and cash equivalents	(21,355)		(21,727)
Cash and cash equivalents, beginning of the period	194,385		214,054
Cash and cash equivalents, end of the period	$173,030		$192,327

Supplemental cash flow disclosures:
Non-Cash investing and financing activities
Capital expenditures included in accounts payable and accrued expenses	$506		$1,719
ROU assets obtained in exchange for operating lease liabilities	$—		$2,400
Asset retirement obligation	$282		$826
Changes to right-of-use asset resulting from lease reassessment event	$(47)		$(46)

1 Indicates amounts less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Nature of Business and Basis of Presentation

Vaccitech plc (“Vaccitech”) is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Vaccitech is a clinical-stage biopharmaceutical company engaged in the discovery and development of novel T cell immunotherapeutics designed to harness the power of the immune system to treat chronic infectious diseases, cancer and autoimmunity. Vaccitech is headquartered in Harwell, Oxfordshire, United Kingdom. Vaccitech and its direct and indirect subsidiaries, Vaccitech (UK) Limited, Vaccitech Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Vaccitech North America, Inc., Vaccitech Switzerland GmbH and Vaccitech Italia S.R.L, are collectively referred to as the “Company”.

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

As of June 30, 2023, the Company had cash and cash equivalents of $173.0 million and an accumulated deficit of $145.2 million, and the Company expects to incur losses for the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. The Company expects to seek additional funding through equity financing, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company's stockholders. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs,

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Unaudited Condensed Financial Information

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Shareholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities Exchange Commission (the “Annual Report”) on March 24, 2023. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2023, our results of operations for the three and six months ended June 30, 2023, and 2022, and our cash flows for the six months ended June 30, 2023, and 2022. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other interim periods.

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

3.	Foreign currency translation in General and Administrative Expenses

The aggregate, net foreign exchange gain or loss included in determining net (loss)/income recognized in general and administrative expenses for the three and six months ended June 30, 2023, was a loss of $4.2 million and a loss of $7.7 million, respectively. The aggregate net foreign exchange gain or loss included in determining net income recognized in general and administrative expenses for the three and six months ended June 30, 2022, was a gain of $15.2 million and a gain of $20.5 million, respectively.

4.	Net (Loss)/Income Per Share

The following table sets forth the computation of basic and diluted net (loss)/income per share for the three months and six months ended June 30, 2023, and 2022 (in thousands, except number of shares):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss)/income	$(23,824)	$15,689	$(42,047)	$18,263
Net loss attributable to noncontrolling interest	22	4	65	26
Net (loss)/income attributable to Vaccitech shareholders	$(23,802)	$15,693	$(41,982)	$18,289
Denominator:
Weighted-average ordinary shares outstanding, basic	38,407,672	37,202,600	38,211,625	37,196,843
Effect of dilutive stock options	—	971,826	—	1,063,736
Weighted-average ordinary shares outstanding, diluted	38,407,672	38,174,426	38,211,625	38,260,579
Net (loss)/income per share attributable to ordinary shareholders, basic	$(0.62)	$0.42	$(1.10)	$0.49
Net (loss)/income per share attributable to ordinary shareholders, diluted	$(0.62)	$0.41	$(1.10)	$0.48

For the three and six month period ended June 30, 2023, 5,671,825 and 5,551,286 potential ordinary shares issuable for stock options, respectively, were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect.

For the three and six month period ended June 30, 2022, 3,245,537 and 2,646,562 potential ordinary shares issuable for stock options, respectively, were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect.

5.	Property and equipment, net

During the six months ended June 30, 2023, the Company’s additions to property and equipment, net were $6.4 million which primarily related to an increase in leasehold improvements from the Company’s U.S. office in Germantown, Maryland (six months ended June 30, 2022: $6.0 million, related to leasehold improvements of the Company’s corporate headquarters).

Depreciation expense for the three and six months ended June 30, 2023 was $0.5 million and $0.9 million, respectively. (June 30, 2022: three and six months was $0.2 million and $0.4 million, respectively).

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.Intangible assets, net

The gross amount of amortizable intangible assets, consisting of developed technology, was $31.6 million and $31.6 million as of June 30, 2023 and December 31 2022, respectively, and accumulated amortization was $4.9 million and $3.3 million as of June 30, 2023 and December 31, 2022, respectively. The amortization expense for the three and six months ended June 30, 2023 was $0.8 million and $1.6 million, respectively (three and six months ended June 30, 2022: $0.8 million and $1.6 million, respectively). The estimated annual amortization expense is $3.1 million for the years 2023 through to 2031.

7.	Prepaid expenses and other current assets (in thousands):

	June 30,	December 31,
	2023	2022
Prepayments and accrued income	$6,762	$5,887
Employee retention and payroll tax credit	53	48
Lease incentive receivable	—	1,770
Others	1,446	563
Total	$8,261	$8,268

8.	Accrued expenses and other current liabilities (in thousands):

	June 30,	December 31,
	2023	2022
Accrued manufacturing and clinical expenses	$3,708	$2,997
Accrued board of director compensation	29	9
Accrued bonus	1,178	1,925
Accrued payroll and employee benefits	374	928
Accrued professional fees	2,620	1,270
Accrued other	638	932
Total	$8,547	$8,061

9.	Ordinary Shares

All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of June 30, 2023:

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

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of June 30, 2023, the Company had a contingent consideration liability of $2.1 million related to the acquisition of Avidea Technologies, Inc. The fair value of the contingent consideration is a Level 3 valuation with the significant unobservable inputs being the probability of success of achievement of the milestones and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Beginning balance	$1,710	$2,371	$1,711	$2,371
Change in fair value recognized in net income/(loss) [1]	354	626	316	626
Foreign exchange translation recognized in other comprehensive loss	53	(270)	90	(270)
Ending balance	$2,117	$2,727	$2,117	$2,727

1 During the fourth quarter of 2022, the Company reclassified the change in fair value of Contingent Consideration from Other income and expense to General and Administrative operating expense. For the three and six month periods ending June 30, 2022, an expense of $0.6 million and $0.6 million, respectively, has been reclassified to conform the presentation for comparator periods.

12.Goodwill

The Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization continues to be below the value of the net assets of the Company. Therefore, the Company performed an interim qualitative assessment as of June 30, 2023 to determine whether it was more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

13.Share-Based Compensation

During the six month period ended June 30, 2023, in accordance with the terms of the Annual Increase of the Vaccitech plc Share Award Plan 2021 (the “Plan”), the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2023.

For the six months ended June 30, 2023, the Company granted 2,142,905 options to employees and directors with a weighted average grant date fair value of $2.00 and a weighted average exercise price of $2.51 per share. For the six months ended June 30, 2022, the Company granted 1,807,703 options to employees and directors with a weighted average grant date fair value of $3.72 and a weighted average exercise price of $10.59 per share. For the six months ended June 30, 2023, the Company canceled 217,860 options to employees and directors for forfeitures on unvested options when leaving the Company (June 30, 2022: cancelled 22,683 options).

The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Six months ended
	June 30,
	2023	2022
Expected volatility	97.2%	92.7%
Expected term (years)	6.0	6.0
Risk-free interest rate	3.6%	2.0%
Expected dividend yield	0.0%	0.0%

As of June 30, 2023, 6,781,099 options with a weighted average exercise price of $9.51 were outstanding. As of June 30, 2023, there was $6.5 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.0 years. As of June 30, 2022, 4,944,406 options with a weighted average exercise price of $9.37 were outstanding. As of June 30, 2022, there was $11.5 million unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.24 years.

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$1,027	$688	$2,146	$1,530
General and administrative	963	2,060	2,066	5,202
Total	$1,990	$2,748	$4,212	$6,732

14.	Commitments and Contingencies

In-License Agreements

The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, human papillomavirus infection, (“HPV”), hepatitis B virus (“HBV”) and middle east respiratory syndrome (“MERS”). The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the six month periods ended June 30, 2023 and 2022.

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

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Right-of-use asset	$7,707	$7,753
Operating lease liability, current	$1,135	$433
Operating lease liability, non-current	$11,044	$8,340
Weighted average remaining lease term (years)	9.25	9.44
Weighted average discount rate	7.6%	7.6%
Other information
Short-term lease costs	$303	$529
Operating cash flows operating leases	$442	$1,081

Future annual minimum lease payments under operating leases as of June 30, 2023, were as follows (in thousands):

Remainder of 2023	$(321)
2024	1,782
2025	1,934
2026	1,958
2027	1,983
Thereafter	10,002
Total minimum lease payments	$17,338
Less: imputed interest	(5,159)
Total operating lease liability	$12,179

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

VACCITECH PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.Related Party Transactions

During the three and six months ended June 30, 2023, the Company incurred expenses of $Nil and $Nil respectively from its shareholder, Oxford Science Enterprises plc. During the three months and six months ended June 30, 2022, the Company paid $0.1 million and $0.05 million (after offsetting lease costs for laboratory and office space in Oxford of $0.07 million against a refund of $0.1 million) respectively to its shareholder, Oxford Science Enterprises plc, mostly related to the lease of a laboratory and office space in Oxford. As of June 30, 2023 the Company received Nil proceeds (December 31, 2022: the Company received proceeds of $0.4 million from the sale of property plant and equipment and earned a profit of $0.3 million). As of June 30, 2023 the Company owed Nil (December 31, 2022: $0.007 million) to Oxford Science Enterprises plc.

During the three and six months ended June 30, 2023, the Company incurred expenses of $Nil and $Nil respectively (three and six months ended June 30, 2022: $0.2 million and $0.2 million respectively) to its shareholder, the University of Oxford, related to clinical study costs. As of June 30, 2023, the Company owed $Nil (December 31, 2022: $Nil) to the University of Oxford.

During the three and six months ended June 30, 2023, the Company incurred expenses mainly related to the patent portfolio of $0.3 million and $0.4 million respectively (three and six months ended June 30, 2022: $0.07 and $0.3 million, respectively) from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford. As of June 30, 2023, the Company owed $0.1 million (December 31, 2022: $Nil) to Oxford University Innovation Limited.

During the three and six months ended June 30, 2023, the company recognized license revenue of $0.3 million and $0.8 million respectively (three and six months ended June 30, 2022: $17.1 million and $32.1 million respectively), from Oxford University Innovation Limited. As of June 30, 2023, the Company was owed $0.3 million (December 31, 2022: $5.5 million) from Oxford University Innovation Limited.

During the three months and six months ended June 30, 2023, the Company incurred expenses of $Nil and $Nil, respectively (three months and six months ended June 30, 2022: $Nil and $0.001 million, respectively) to its shareholder, the Oxford University Hospitals, related to clinical study costs. As of June 2023, the Company owed $Nil (December 31, 2022: $Nil) to Oxford University Hospitals.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the discovery and development of novel T cell immunotherapeutics designed to harness the power of the immune system to treat chronic infectious diseases, cancer and autoimmunity. We aim to treat and prevent infectious diseases and cancer by using our proprietary platforms to develop product candidates that stimulate powerful, targeted immune responses against pathogens, infected cells, and tumor cells. We design these product candidates to stimulate immune responses that are robust, highly specific, and are differentiated by the magnitude of the T cell populations induced, which exhibit critical functionality and durability. In the field of autoimmunity, we use our proprietary platform to develop product candidates that are designed to induce regulatory T cells to suppress specific immune responses and prevent/reverse autoimmunity. We are focused on applying our platform capabilities and the expertise of our team to address significant unmet medical needs in two settings - the therapeutic setting, for the treatment of chronic infectious diseases, cancer, and autoimmunity and the prophylactic setting, for the prevention of infectious diseases, based on our platform’s ability to respond rapidly to epidemic and pandemic threats.

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

On March 28, 2022, pursuant to the OUI License Agreement Amendment, we were notified of the commencement of payments, arising from AstraZeneca’s commercial sales of Vaxzevria. Under the terms of an exclusive worldwide license agreement between OUI and AstraZeneca, OUI is entitled to milestone payments and royalties on commercial sales of Vaxzevria that began after the pandemic period. As part of the assignment from us to OUI, we are entitled to receive approximately 24% of payments received by OUI from AstraZeneca. For the three and six months ended June 30, 2023, we recognized $0.3 million and $0.8 million respectively as revenue (three and six months ended June 30, 2022: $17.1 million and $32.1 million). There is, however, no guarantee that such payments will continue in the future and, if they do, that we will be notified of such payments in a timely manner.

On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of June 30, 2023, we have sold 1,063,683 ordinary shares represented by ADSs under the sales agreement, amounting to net proceeds of $2.7 million.

We incurred net losses each year since inception through to December 31, 2021. For the year ended December 31, 2022, we generated net income of $5.3 million, primarily as a result of revenues arising from AstraZeneca sales of Vaxzevria and our agreement with OUI. For the six months ended June 30, 2023, we incurred a net loss of $42.0 million. As of June 30, 2023, we had an accumulated deficit of $145.2 million and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and/or timing associated with the development of that product candidate or could prevent continuation of that program being in the company’s interests. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we might be required to expend significant additional financial resources and time on the completion of clinical development. In some circumstances, such as the emergence of a significantly more effective therapy from a competitor, it may be appropriate to discontinue a product candidate program. We expect that our cash balance as of June 30, 2023 will enable us to fund our operating expenses and capital requirements into the second quarter of 2025.

Recent Developments

Product Candidate	Program	Preclinical	Phase 1	Phase 2	Phase 3	Marketed	Vaccitech Rights	Upcoming Milestones
Infectious Disease Programs								
◆ ✓ VTP-300	Hepatitis B Virus (HBV) therapeutic						Worldwide	Phase 2 efficacy data updates (Q4 2023)
▶ ✓ VTP-200	Human Papillomavirus (HPV) therapeutic						Worldwide	Phase 1b/2 final data (Q2 2024)
Autoimmune Programs								
VTP-1000	Celiac disease						Worldwide	IND filing in H2 2023
Cancer Programs								
✓ VTP-800/850	Prostate cancer therapeutic						Worldwide	Phase 1/2 futility data (2024)
VTP-1100	HPV Cancer						Worldwide	IND filing in 2024
Partnered Programs								
Prophylactic Programs								
✓ VTP-900	COVID-19 Coronavirus					AstraZeneca	Licensed by OUI to AZ	Fully approved in EMA/UK
✓ VTP-500	MERS		CEPI				Worldwide	Initiation of Phase 2
VTP-400	Zoster	CanSinoBIO					Worldwide (excl. China)	Initiation of Phase 1
Cancer Programs								
VTP-600	**NSCLC therapeutic** in combo. with checkpoint inhibitor + chemo						Worldwide (76% of Sub.)	Phase 1/2a ongoing

◆ Data supporting proof-of-concept announced ▶ Near-term proof-of-concept readout ✓ Existing human clinical data

ChAdOx + MVA **SNAPvax ± MVA or ChAdOx**

VTP-200: Developing a Non-Invasive Treatment for Persistent High-Risk HPV

On April 20, 2023, the company presented topline data from the VTP-200 HPV001 phase 1b/2 clinical trial at the 35th Annual International Papillomavirus Conference (IPVC). The poster showed data for 42 women at Day 35, 7 days after the last dose of VTP-200, split by active treatment versus placebo. VTP-200 was generally well-tolerated and was administered with no product-related grade 3 unsolicited adverse events and no product-related SAEs. While the placebo group showed no antigen-specific T cell responses as measured by IFNg ELISpot, 26 of 29 women receiving varying doses of VTP-200 showed a response. The pooled active groups showed meaningful responses, with the average being greater than 1,000 spot-forming units per million peripheral blood mononuclear cells. Responses were strongest to the E1, E2 and E6 antigens. In addition, intracellular cytokine staining data from the active groups showed both CD4 and CD8 responses. The final dataset, including data on clearance of infection and cervical lesions at 12 months post-treatment, is expected in the second quarter of 2024.

VTP-850: An Immunotherapeutic Targeting Prostate Cancer

On June 12, 2023, Vaccitech announced the dosing of the first patient in the PCA001 clinical trial (NCT05617040). PCA001 is a multi-center, Phase 1/2 clinical trial designed to determine the recommended Phase 2 regimen and evaluate the safety, efficacy, as measured by prostate-specific antigen (PSA) response, and T cell response of VTP-850 monotherapy in men with rising PSA after definitive local therapy for their disease (i.e., biochemical recurrence).

VTP-850 is a next-generation prostate cancer immunotherapeutic candidate which utilizes Vaccitech’s sequential dosing approach of two proprietary nonreplicating viral vectors, ChAdOx and MVA. PCA001 builds on the previous promising data from the University of Oxford VANCE01 (NCT02390063) and ADVANCE (NCT03815942) trials, Phase 1 and Phase 1/2 clinical trials respectively, of VTP-800, the first-generation product candidate which encoded 5T4, an antigen expressed by most prostate cancers. VTP-850 is a multi-antigen immunotherapeutic candidate containing four prostate-associated antigens: PSA, PAP, STEAP1 and 5T4. The first phase of the trial is enrolling participants in the US, with plans to open further sites in Italy and Spain.

VTP-300: An Immunotherapeutic Targeting Chronic HBV Infection

On June 21, 2023, Eleanor Barnes, Professor of Hepatology and Experimental Medicine at Oxford University, presented positive final data from the HBV002 clinical trial at the European Association for the Study of the Liver Congress 2023 – The International Liver CongressTM. HBV002 (NCT04778904) is a Phase 1b/2a clinical trial of VTP-300 in adults with chronic Hepatitis B (“CHB”). Meaningful, durable reductions of Hepatitis B Surface Antigen (HBsAg) were seen in all participants with a >0.5 log10 reduction in HBsAg who received VTP-300 alone (Group 2) or in combination with a single administration of low-dose PD-1 inhibitor, nivolumab (Group 3). Two of five patients with baseline HBsAg below 100 IU/mL in Group 3, developed a non-detectable HBsAg level, which continued eight months after last dose. Reductions in HBsAg were most prominent in those with lower baseline HBsAg. Importantly, all participants who received VTP-300 and experienced a >0.5 log10 reduction in HBsAg had durable responses with reductions in HBsAg persisting through to the last measurement eight months post-final dose.

VTP-300, encoding Hepatitis B virus (“HBV”) genotype C antigens, led to a decline in HBsAg in the majority of participants infected with genotypes B and C viruses. In addition, VTP-300-induced T cells showed cross-reactivity to the core antigen from genotypes A to E in ELISpot assays using PBMC from VTP-300-treated healthy subjects and genotype-specific peptides A-E. A robust T cell response was generated against all VTP-300 antigens and was highest in the VTP-300 alone group. In that group, there was a relation between ELISpot responses and HBsAg decline.

About HBV002

HBV002 was an open-label Phase 1b/2 study to evaluate the safety, tolerability and immunology readout (T cell responses) of VTP-300, with or without low-dose nivolumab, in people with CHB who are virally suppressed with oral anti-viral therapies. In the HBV002 study, 55 participants were randomized into four groups to receive combinations of VTP-300 and low-dose nivolumab, with follow-up for eight months post-final dose.

VTP-300 as monotherapy and in combination with low-dose nivolumab was administered with no treatment-related serious adverse events. As reported previously, two out of 55 participants experienced transaminase flares. Both incidents occurred in participants with HBsAg declines, but not in any of the participants who cleared HBsAg (<0.05 IU/mL).

Group 2

Meaningful, durable reductions of HBsAg were seen in Group 2 (receiving VTP-300 monotherapy, N=18). Three participants had 0.7, 0.7, and 1.4 log10 declines two months post-final dose, with durable responses continuing eight months post-final dose. These participants all had baseline HBsAg <50 IU/mL.

A robust T cell response was generated and was highest in this group and there was a relation demonstrated between ELISpot response and HBsAg decline.

Group 3

Those in Group 3 received VTP-300 followed by a single low dose of nivolumab together with Modified Vaccinia Ankara (“MVA”)-HBV (N=18). Two months post-final dose, the mean reduction in HBsAg was 0.76 log10 (p<0.001). This effect persisted with a mean decline of 0.98 log10 at eight months (p<0.001) after the last dose and was most prominent with starting values HBsAg <1,000 IU/mL. Two participants developed non-detectable HBsAg levels, which continued eight months after last dose.

Pre-genomic RNA levels fell significantly in the majority of participants in this group only, consistent with the decline in HBsAg levels.

Groups 1 and 4

No meaningful reductions in HBsAg were observed in Group 1, in which participants received two doses of MVA-HBV without ChAdOx1-HBV, or in Group 4, in which participants received low-dose nivolumab with both doses of VTP-300. These groups were discontinued following interim analysis, as previously announced in June 2022.

A Phase 2b clinical trial (HBV003; NCT05343481) to evaluate timing of the low dose nivolumab, additional doses of the MVA component of VTP-300 and a nucleos(t)ide analogues discontinuation protocol, has been initiated in multiple countries across the Asia-Pacific region, with over 60% of the 120 participants enrolled to date (40 per group). We are in the process of submitting a protocol amendment to modify the enrollment criteria in the ongoing HBV003 study to only enroll patients with starting HBV surface antigen levels of less than 200 IU/mL, which is the patient population where we have seen the majority of responses to date. In addition, we intend to exclude patients with pre-existing thyroid antibodies and patients with abnormal Thyroid stimulating hormone levels as we have observed adverse drug reactions in such patients to nivolumab, which have been described in the nivolumab labelling. Interim data from HBV003 is expected in the fourth quarter of 2023.

In addition, a Phase 2a clinical trial (ACTRN12622000317796), in collaboration with Arbutus Biopharma Corporation, is evaluating the safety, antiviral activity and T cell responses of VTP-300 administered after Arbutus’ AB-729 in 40 virologically-suppressed people with chronic HBV infection, with interim data expected in the fourth quarter of 2023.

Management Team

On July 20, 2023, Dr. Margaret Marshall notified the Company of her intention to retire from her position as Chief Medical Officer, effective immediately. In connection with her retirement, Dr. Marshall and the Company will enter into a consulting agreement.

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

In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. In March 2022, we were notified by OUI of the commencement of revenue relating to the commercial sales of Vaxzevria. Our revenue for the three and six months ending June 30, 2023 was $0.3 million and $0.8 million, respectively (three and six months ending June 30, 2022: $17.1 million and $32.1 million, respectively), representing the amounts we have been notified of as due by

OUI to date and an estimate of future receipts, constrained to the extent that it is probable that a significant reversal of revenue would not occur.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, including share-based compensation, in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, rent expenses related to our offices, depreciation, foreign exchange gains and losses on our cash balances and other central non-research costs. For the three and six month period ended June 30, 2023, we recognized a change in fair value in relation to the updated assumptions in the assessment of the contingent consideration fair value recognized from the acquisition of Avidea on December 10, 2021. Significant judgment is used to determine the probability of success of achievement of the technology and clinical milestones and the date of the expected milestone. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities in both the United Kingdom and United States and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs will increase as our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.

Other Income (Expense)

Interest Income

Interest income results primarily from the interest earned on our short-term cash deposits and cash balances held by Vaccitech (UK) Limited.

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

From April 2023 under the SME program the additional deduction has decreased from 130% to 86%, the SME credit rate has reduced from 14.5% to 10% and the SME cash rebate for the Company has reduced from 33.35% to 18.6% and from 21.67% to 12.1% for subcontractors.

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

We evaluate our collaboration and licensing arrangements pursuant to Accounting Standards Codification 606, or ASC 606. We use judgment to determine whether milestones or other variable consideration, except for sales-based royalties, should be included in the transaction price. For sales-based and clinical development milestones and royalties, when the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of when the related sales or milestone achievement occurs or when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). This could require management to estimate the amount of revenue to recognize in the period if the actual data for the period has not been provided.

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

The assumptions used in the Black-Scholes model to determine fair value for the share option grants during the six months ended June 30, 2023 and 2022 were:

	Six months	Six months
	ended	ended
	June 30, 2023	June 30, 2022
Expected volatility	97.2%	92.7%
Expected term (years)	6.0	6.0
Risk-free interest rate	3.6%	2.0%
Expected dividend yield	0.0%	0.0%

For the six months ended June 30, 2023, 2,142,905 share options were granted and 1,807,703 share options were granted for the six months ended June 30, 2022.

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

Goodwill and Purchased Intangible Asset

We test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We have elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. The goodwill of $12.2 million as of June 30, 2023 wholly relates to the acquisition of Avidea on December 10, 2021. During the year ended December 31, 2022, the Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization fell below the value of the net assets of the Company, which continued through to the second quarter of 2023. Therefore, the Company performed an interim assessment as of June 30, 2023 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based off this assessment, the Company has not recognized any impairment losses related to goodwill or intangible assets for the three or six months ending June 30, 2023.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three months	Three months
	ended June	ended June
	30, 2023	30, 2022	Change
Revenue from Licenses, Grants & Services	$334	$17,063	$(16,729)
Operating expenses:
Research & development	13,543	9,720	3,823
General and administrative	13,128	(5,892)	19,020
Total operating expenses	26,671	3,828	22,843
(Loss)/income from operations	(26,337)	13,235	(39,572)
Other income (expense)
Interest income	522	669	(147)
Interest expense	(14)	(7)	(7)
Research and development incentives	559	826	(267)
Other income	310	51	259
Total other income	1,377	1,539	(162)
(Loss)/profit before income tax	(24,960)	14,774	(39,734)
Tax benefit	1,136	915	221
Net (loss)/income	$(23,824)	$15,689	$(39,513)

Revenue

For the three months ended June 30, 2023, and 2022, our revenue consisted of $0.3 million and $17.1 million respectively, from the OUI License Agreement Amendment with respect to payments from OUI in connection with commercial sales of Vaxzevria, which reduced due to lower sales in the period.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three months	Three months
	ended June	ended June
	30, 2023	30, 2022	Change
Direct research and development expenses by program:
VTP-200 HPV	$1,837	$804	$1,033
VTP-300 HBV	3,757	4,361	(604)
VTP-600 NSCLC	79	77	2
VTP-850 Prostate cancer	242	460	(218)
VTP-1000/VTP-1100 Celiac/HPV Cancer	3,018	—	3,018
Other and earlier stage programs	701	1,508	(807)
Total direct research and development expenses	9,634	7,210	2,424
Internal research and development expenses:
Personnel-related (including share-based compensation)	3,388	2,197	1,191
Facility-related	202	240	(38)
Other internal costs	319	73	246
Total internal research and development expenses	3,909	2,510	1,399
Total research and development expenses	$13,543	$9,720	$3,823

Our research and development expenses for the three months ended June 30, 2023 and 2022 were $13.5 million and $9.7 million, respectively.

Direct expenses for the three months ended June 30, 2023 and 2022 were $9.6 million and $7.2 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $2.4 million increase, $3.0 million pertains to the commencement of VTP-1000 Celiac disease and VTP-1100 HPV cancer programs in IND-enabling studies. VTP-200 increased by $1.0 million due to topline HPV001 Phase 1b/2 clinical trial data that was presented at the 35th Annual International Papillomavirus Conference in April 2023. These increases were offset by a $0.8 million decrease in other and earlier stage programs, $0.6 million decrease in VTP-300 and $0.2 million decrease in VTP-850, reflective of the current status in the pipeline.

Internal research and development expenses for the three months ended June 30, 2023 and 2022 were $3.9 million and $2.5 million, respectively. Of the $1.4 million increase, $1.2 million pertains to personnel-related expenses as a result of the relative increase in headcount across locations in the United Kingdom and United States.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $13.1 million mainly attributable to personnel expense of $2.7 million, including share-based payment charge of $1.0 million, foreign exchange loss of $4.2 million, insurance cost of $1.2 million, legal and professional fees of $1.5 million and other expenses of $3.5 million.

General and administrative expenses for the three months ended June 30, 2022 were a gain of $5.9 million. General and administrative expenses for the three months ended June 30, 2022, excluding foreign exchange were $ 9.3 million, which were mainly attributable to personnel expenses of $4.3 million, including the share-based payment charge of $2.1 million, insurance costs of $1.6 million and legal and professional fees of $1.0 million, $0.6 million contingent consideration adjustment, netted by unrealized foreign exchange gain on cash balances of $15.2 million.

Interest Income

For the three months ended June 30, 2023 and 2022, interest income was $0.5 million and $0.7 million, respectively, resulting from the interest earned on our short-term cash deposits held by Vaccitech (UK) Limited.

Research and Development Incentives

For the three months ended June 30, 2023 and 2022, research and development incentives were $0.6 million and $0.8 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom.

Tax benefit

For the three months ended June 30, 2023 and 2022, the tax benefit was $1.1 million and $0.9 million respectively, which primarily relates to movements in deferred tax.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Six months	Six months
	ended June	ended June
	30, 2023	30, 2022	Change
Revenue from Licenses, Grants & Services	$802	$32,081	$(31,279)
Operating expenses:
Research & development	23,357	20,421	2,936
General and administrative	25,266	(2,156)	27,422
Total operating expenses	48,623	18,265	30,358
(Loss)/income from operations	(47,821)	13,816	(61,637)
Other income (expense)
Interest income	2,110	752	1,358
Interest expense	(14)	(8)	(6)
Research and development incentives	1,716	1,874	(158)
Other income	310	51	259
Total other income	4,122	2,669	1,453
(Loss)/profit before income tax	(43,699)	16,485	(60,184)
Tax benefit	1,652	1,778	(126)
Net (loss)/income	$(42,047)	$18,263	$(60,310)

Revenue

For the six months ended June 30, 2023, and 2022, our revenue consisted of $0.8 million and $32.1 million respectively, primarily from the OUI License Agreement Amendment with respect to payments from OUI in connection with commercial sales of Vaxzevria, which reduced due to lower sales in the period.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six months	Six months
	ended June	ended June
	30, 2023	30, 2022	Change
Direct research and development expenses by program:
VTP-200 HPV	$3,175	$1,960	$1,215
VTP-300 HBV	5,875	8,546	(2,671)
VTP-600 NSCLC	354	239	115
VTP-850 Prostate cancer	457	1,799	(1,342)
VTP-1000/VTP-1100 Celiac/HPV Cancer	4,590	—	4,590
Other and earlier stage programs	981	2,246	(1,265)
Total direct research and development expenses	15,432	14,790	642
Internal research and development expenses:
Personnel-related (including share-based compensation)	6,989	4,923	2,066
Facility related	573	580	(7)
Other internal costs	363	128	235
Total internal research and development expenses	7,925	5,631	2,294
Total research and development expenses	$23,357	$20,421	$2,936

Our research and development expenses for the six months ended June 30, 2023 and 2022 were $23.4 million and $20.4 million, respectively.

Direct expenses for the six months ended June 30, 2023 and 2022 were $15.4 million and $14.8 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $0.6 million increase, $4.6 million pertains to the commencement of VTP-1000 Celiac disease and VTP-1100 HPV cancer programs. $1.2 million of the increase pertains to VTP-200 due to topline HPV001 phase 1b/2 clinical trial data presented at the 35th Annual International Papillomavirus Conference in April 2023. These increases were offset by $2.7 million decrease related to VTP-300, as a result of completing the HBV002 Phase 2 clinical trial with final data that was presented at the European Association for the Study of the Liver (EASL) Congress in June 2023, and continuing enrollment in the HBV003 Phase 2 clinical and the AB-729-202 Phase 2a clinical collaboration with Arbutus, and a $1.3 million decrease that pertains to VTP-850 which progressed to first patient dosed in PCA001, a phase 1/2 clinical, in June 2023. A further $1.3 million of the decrease relates to reductions in other and earlier stage programs due to a decrease in earlier stage activity following the launch of the preclinical programs for VTP-1000 Celiac disease and VTP-1100 HPV cancer.

Internal research and development expenses for the six months ended June 30, 2023 and 2022 were $7.9 million and $5.6 million, respectively. Of the $2.3 million increase, $2.1 million pertains to personnel-related expenses as a result of the relative increase in headcount across locations in the United Kingdom and United States.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were $25.3 million mainly attributable to personnel expense of $6.2 million, including share-based payment charge of $2.1 million, foreign exchange loss of $7.7 million, insurance cost of $2.7 million, legal and professional fees of $2.7 million and other expenses of $6.0 million.

General and administrative expenses for the six months ended June 30, 2022 were a gain of $2.2 million due to the foreign exchange gain of $20.4 million primarily on revaluation of cash balances due to the fluctuations between the United States dollar and pound sterling exchange rates. General and administrative expenses for the six months ended June 30, 2022, excluding foreign exchange gain, were $18.2 million, which were mainly attributable to personnel expenses of $9.3 million, including the share-based payment charge of $5.2 million, insurance costs of $3.3 million, legal and professional fees of $2.3 million and $0.6 million in changes in fair value assumptions in respect of contingent consideration.

Interest Income

For the six months ended June 30, 2023 and 2022, interest income was $2.1 million and $0.8 million resulting from the interest earned on our short-term cash deposits held by Vaccitech (UK) Limited.

Research and Development Incentives

For the six months ended June 30, 2023 and 2022 research and development incentives were $1.7 million and $1.9 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom.

Tax benefit

For the six months ended June 30, 2023 and 2022, the tax benefit was $1.7 million and $1.8 million respectively, which primarily relates to movements in deferred tax.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront, royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment. Through June 30, 2023, we had received gross proceeds of approximately $329.0 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of June 30, 2023, we had cash and cash equivalents of $173.0 million. Key financing and corporate milestones include the following:

●	In March 2016, we raised gross proceeds of approximately $14.0 million from the issuance of our seed round of ordinary shares;
●	Between November 2017 and December 2018, we raised gross proceeds of $33.9 million from the issuance of our series A shares;
●	Between July 2020 and November 2020, we raised gross proceeds of $41.2 million from the issuance of convertible loan notes;
●	In March 2021, we raised gross proceeds of $125.2 million from the issuance of our series B shares;
●	In May 2021, we raised gross proceeds of $110.5 million from the initial public offering of our ordinary shares on NASDAQ;
●	Between April 2022 and June 2023, we received $44.2 million of cash from OUI for the commercial sales of Vaxzevria;
●	Between December 2022 and June 2023, we raised net proceeds of $2.7 million from the issuance of shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC.

On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of June 30, 2023, we have sold 1,063,683 ordinary shares represented by ADSs under the sales agreement amounting to net proceeds of $2.7 million.

We do not currently expect positive cash flows from operations in the foreseeable future, if at all. In most periods, we have incurred operating losses as a result of ongoing efforts to develop our heterologous ChAdOx1-MVA prime-boost immunotherapy platform and our product candidates, including conducting ongoing research and development, preclinical studies, clinical trials, providing general and administrative support for these operations and developing our intellectual property portfolio. We expect to continue to incur net negative cash flows from operations for at least the next few years as we progress clinical development, seek regulatory approval, prepare for and, if approved, proceed to manufacture and commercialization of our most advanced product candidates. Operating profits may arise earlier if programs are licensed or sold to third parties before final approval, but this cannot be guaranteed.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Six months	Six months
	Ended June	ended June
	30, 2023	30, 2022
Net cash used in operating activities	$(20,131)	$(14,972)
Net cash used in investing activities	(5,530)	(3,146)
Net cash provided by/(used in) financing activities	1,717	(159)
Effect of exchange rates on cash and cash equivalents	2,589	(3,450)
Net (decrease)/increase in cash and cash equivalents	$(21,355)	$(21,727)

Cash Used in Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $20.1 million, primarily resulting from our net loss of $42.0 million adjusted by share based compensation of $4.2 million, depreciation and amortization of $2.5 million, non-cash lease expenses of $0.6 million, foreign exchange gain of $7.1 million, contingent consideration adjustment of $0.3 million, deferred tax benefit of $1.7 million and changes in our operating assets and liabilities, net of $8.9 million primarily related to the receipt of lease incentives for Vaccitech NA and OUI receivable.

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

Net Cash Used in Investing Activities

During the six months ended June 30, 2023, cash used in investing activities was $5.5 million primarily resulting from capital expenditures related to leasehold improvements on our new office in Germantown, Maryland, United States. During the six months ended June 30, 2022, cash used in investing activities was $3.1 million primarily resulting from capital expenditures related to our new headquarters in Harwell, United Kingdom.

Net Cash Provided by/(Used in) Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was $1.7 million mainly as a result of net proceeds from the issuance of ordinary shares through the “at-the-market” sales agreement. During the six months ended June 30, 2022, cash used in financing activities was $0.2 million resulting from the repayment of debt incurred previously by the acquired company Avidea (acquired on December 10, 2021, and subsequently became Vaccitech North America, Inc.).

Effect of exchange rates on cash and cash equivalents

During the six months ended June 30, 2023 and 2022, the effect of foreign exchange on cash and cash equivalents was gain of $2.6 million and loss of $3.5 million respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.

Future Funding Requirements

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, through to December 31, 2021. We were profitable in 2022, however we have negative operating cash flows as of June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $145.2 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Based on our research and development plans, we expect that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.

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

We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of June 30, 2023.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency and Currency Translation

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Vaccitech plc and its consolidated subsidiaries, Vaccitech (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Vaccitech North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Vaccitech Australia Pty, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Vaccitech Italia S.R.L, is the euro. The functional currency of our wholly owned foreign subsidiary, Vaccitech Switzerland GmbH, is the Swiss franc. Our cash and cash equivalents as of June 30, 2023 consisted primarily of cash balances held by Vaccitech (UK) Limited in United States dollars.

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

We incur significant operating costs in the UK and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our UK operations that are settled in pound sterling. For the three months ended June 30, 2023, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in an increase to our expenses denominated in pound sterling of approximately $2.7 million, as compared to an increase in our expenses of approximately $0.4 million in the three months ended June 30, 2022.

Interest Rate Sensitivity

We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash and cash equivalents of $173.0 million as of June 30, 2023, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, we concluded that as of June 30, 2023 our disclosure controls and procedures were not effective due to the material weaknesses previously identified and disclosed, not being remediated as of June 30, 2023. The term “disclosure controls and procedures”, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We are taking measures to address the IT environment through the implementation of a new enterprise resource planning, or ERP system and controls over program development, program changes, computer operations and access rights. We have implemented the new ERP system for the U.K. companies in the first quarter of 2023, and implemented the system in the U.S company in July 2023, resulting in alignment of all ERP systems across the Vaccitech group.

For the new ERP system and all other IT systems deemed significant to financial reporting, we have commenced implementation of: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties exist, to adequately restrict user and privileged access to certain financial applications, programs and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, (iv) testing and approval controls for program development to ensure that changes are aligned with business and IT requirements, and (v) identification and testing of system-generated information and calculations used in the execution of manual controls.

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

Changes in Internal Control over Financial Reporting

Other than the changes related to the ongoing remediation activities related to the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended June 30, 2023 that were not registered under the Securities Act.

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

VACCITECH PLC

Date: August 10, 2023	By:	/s/ William Enright
William Enright
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Gemma Brown
Gemma Brown
Chief Financial Officer (Principal Financial
and Accounting Officer)