Form 10-Q
period 2023-09-30
Barinthus Biotherapeutics plc.
filed 2023-11-09
CIK 1828185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-40367

BARINTHUS BIOTHERAPEUTICS PLC

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

Vaccitech plc

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares*	BRNS	The Nasdaq Global Market
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

As of November 2, 2023, the registrant had 38,565,272 ordinary shares, nominal value £0.000025 per share, outstanding.

We own various trademark registrations and applications, and unregistered trademarks, including the registered trademark VACCITECH, trademarks relating to the technologies acquired as part of our acquisition of Avidea Technologies, Inc. in December 2021 including the registered trademarks TRAPD, SNAPVAX and SYNTHOLYTIC, and we have filed applications at the UK Intellectual Property Office to register trademarks for BARINTHUS and a design logo. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q, or this Quarterly Report, are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

From time to time, we may use our website, our Twitter account at @Barinthusbio and our LinkedIn account at linkedin.com/company/barinthus-bio to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.barinthusbio.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Twitter posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Quarterly Report.

i

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.

BARINTHUS BIOTHERAPEUTICS PLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$160,309	$194,385
Accounts receivable	—	323
Accounts receivable - related parties	—	5,524
Research and development incentives receivable	4,172	4,541
Prepaid expenses and other current assets	6,584	8,268
Total current assets	171,065	213,041
Goodwill	12,209	12,209
Property and equipment, net	12,269	7,957
Intangible assets, net	25,898	28,269
Right of use assets, net	7,474	7,753
Other assets	1,055	976
Total assets	$229,970	$270,205

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,145	$3,748
Accrued expenses and other current liabilities	11,923	8,061
Operating lease liability - current	1,501	433
Total current liabilities	18,569	12,242
Non-Current liabilities:
Operating lease liability	11,202	8,340
Contingent consideration	1,797	1,711
Deferred tax liability, net	1,521	3,746
Other non-current liabilities	1,278	965
Total liabilities	$34,367	$27,004
Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary shares, £0.000025 nominal value; 38,546,594 shares authorized, issued and outstanding (December 31, 2022: authorized, issued and outstanding: 37,683,531)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2022: authorized, issued and outstanding: 63,443)	86	86
Deferred B shares, £0.01 nominal value; nil shares authorized, issued and outstanding (December 31, 2022:authorized, issued and outstanding: 570,987)	—	8
Deferred C shares, £0.000007 nominal value, nil shares authorized, issued and outstanding (December 31, 2022: authorized, issued and outstanding: 27,828,231)	—	0	[1]
Additional paid-in capital	385,707	379,504
Accumulated deficit	(159,297)	(103,243)
Accumulated other comprehensive loss – foreign currency translation adjustments	(31,099)	(33,460)
Total shareholders’ equity attributable to Barinthus Biotherapeutics plc shareholders	195,398	242,896
Noncontrolling interest	205	305
Total shareholders’ equity	$195,603	$243,201
Total liabilities and shareholders’ equity	$229,970	$270,205

1 indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
License revenue [1]	$—	$6,165	$802	$38,237
Research grants and contracts	—	—	—	9
Total revenue	—	6,165	802	38,246
Operating expenses
Research and development	15,144	9,744	38,501	30,165
General and administrative	961	(10,815)	26,227	(12,971)
Total operating expenses	16,105	(1,071)	64,728	17,194
(Loss)/income from operations	(16,105)	7,236	(63,926)	21,052
Other income /(expense):
Interest income	196	1,024	2,306	1,776
Interest expense	(7)	11	(21)	3
Research and development incentives	1,205	(724)	2,921	1,150
Other (expense)/ income, net	(2)	—	308	51
Total other income /(expense)	1,392	311	5,514	2,980
(Loss)/profit before income tax	(14,713)	7,547	(58,412)	24,032
Tax benefit	603	674	2,255	2,452
Net (loss)/income	(14,110)	8,221	(56,157)	26,484
Net loss attributable to noncontrolling interest	38	21	103	47
Net (loss)/income attributable to Barinthus Biotherapeutics plc shareholders	(14,072)	8,242	(56,054)	26,531

Weighted-average ordinary shares outstanding, basic	38,533,833	37,247,123	38,320,208	37,213,787
Weighted-average ordinary shares outstanding, diluted	38,533,833	38,156,564	38,320,208	38,226,092
Net (loss)/income per share attributable to ordinary shareholders, basic	$(0.37)	$0.22	$(1.46)	$0.71
Net (loss)/income per share attributable to ordinary shareholders, diluted	$(0.37)	$0.22	$(1.46)	$0.69

Net (loss)/income	$(14,110)	$8,221	$(56,157)	$26,484
Other comprehensive (loss)/gain – foreign currency translation adjustments	(7,820)	(19,940)	2,364	(42,730)
Comprehensive loss	(21,930)	(11,719)	(53,793)	(16,246)
Comprehensive loss attributable to noncontrolling interest	48	51	100	122
Comprehensive loss attributable to Barinthus Biotherapeutics plc shareholders	$(21,882)	$(11,668)	$(53,693)	$(16,124)

1 Includes license revenue from related parties for the three and nine month periods ended September 30, 2023 of $Nil million and $0.8 million, respectively and for the three and nine month periods ended September 30, 2022 of $6.2 million and $38.2 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

(UNAUDITED)

	Three and Nine months ended September 30, 2023
															Total shareholders’
														Accumulated	equity attributable
											Additional			Other	to Barinthus		Total
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-		Accumulated	Comprehensive	Biotherapeutics plc	Noncontrolling	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital		Deficit	Loss	shareholders	Interest	Equity
Balance, January 1, 2023	37,683,531	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$379,504		$(103,243)	$(33,460)	$242,896	$305	$243,201
Share based compensation	—	—		—	—	—	—	—	—		2,222		—	—	2,222	—	2,222
Issue of ordinary shares, net of issuance cost	673,494	0	[1]	—	—	—	—	—	—		1,789	[1]	—	—	1,789	—	1,789
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	4,574	4,574	6	4,580
Cancellation of deferred shares	—	—		—	—	(570,987)	(8)	(27,828,231)	(0)	[1]	8		—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—		—		(18,180)	—	(18,180)	(43)	(18,223)
Balance, March 31, 2023	38,357,025	$1		63,443	$86	—	$—	—	$0		$383,523		$(121,423)	$(28,886)	$233,301	$268	$233,569
Share based compensation	—	—		—	—	—	—	—	—		1,990		—	—	1,990	—	1,990
Issue of ordinary shares, net of issuance cost	167,034	0	[1]	—	—	—	—	—	—		123	[1]	—	—	123	—	123
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	5,597	5,597	7	5,604
Net loss	—	—		—	—	—	—	—	—		—		(23,802)	—	(23,802)	(22)	(23,824)
Balance, June 30, 2023	38,524,059	$1		63,443	$86	—	$—	—	$0		$385,636		$(145,225)	$(23,289)	$217,209	$253	$217,462
Share based compensation	—	—		—	—	—	—	—	—		57		—	—	57	—	57
Issue of ordinary shares, net of issuance costs	22,535	0	[1]	—	—	—	—	—	—		14		—	—	14	—	14
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(7,810)	(7,810)	(10)	(7,820)
Net loss	—	—		—	—	—	—	—	—		—		(14,072)	—	(14,072)	(38)	(14,110)
Balance, September 30, 2023	38,546,594	$1		63,443	$86	—	$—	—	$0	[1]	$385,707		$(159,297)	$(31,099)	$195,398	$205	$195,603

	Three and Nine months ended September 30, 2022
															Total shareholders’
														Accumulated	Equity attributable
											Additional			Other	to Barinthus		Total
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares			Paid-in-		Accumulated	Comprehensive	Biotherapeutics plc	Noncontrolling	Shareholders’
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		capital		Deficit	Loss	shareholders	Interest	Equity
Balance, January 1, 2022	37,188,730	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$369,103		$(108,585)	$(8,488)	$252,125	$437	$252,562
Share based compensation	—	—		—	—	—	—	—	—		3,984		—	—	3,984	—	3,984
Issue of ordinary shares	4,637	0	[1]	—	—	—	—	—	—		0	[1]	—	—	0	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(5,968)	(5,968)	(15)	(5,983)
Net income	—	—		—	—	—	—	—	—		—		2,596	—	2,596	(22)	2,574
Balance, March 31, 2022	37,193,367	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$373,087		$(105,989)	$(14,456)	$252,737	$400	$253,137
Share based compensation	—	—		—	—	—	—	—	—		2,748		—	—	2,748	—	2,748
Issue of ordinary shares	22,795	0	[1]	—	—	—	—	—	—		0	[1]	—	—	0	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(16,777)	(16,777)	(30)	(16,807)
Net income	—	—		—	—	—	—	—	—		—		15,693	—	15,693	(4)	15,689
Balance, June 30, 2022	37,216,162	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$375,835		$(90,296)	$(31,233)	$254,401	$366	$254,767
Share based compensation	—	—		—	—	—	—	—	—		1,104		—	—	1,104	—	1,104
Issue of ordinary shares	75,330	0	[1]	—	—	—	—	—	—		0	[1]	—	—	0	—	0	[1]
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—		—	(19,910)	(19,910)	(30)	(19,940)
Net income	—	—		—	—	—	—	—	—		—		8,242		8,242	(21)	8,221
Balance, September 30, 2022	37,291,492	$1		63,443	$86	570,987	$8	27,828,231	$0	[1]	$376,939		$(82,054)	$(51,143)	$243,837	$315	$244,152

1 Indicates amount less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BARINTHUS BIOTHERAPEUTICS PLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine months ended
	September 30, 2023		September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(56,157)		$26,484
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Share based compensation	4,269		7,836
Depreciation and amortization	3,994		3,146
Non-cash lease expenses	787		786
Unrealized foreign exchange loss/( gain)	879		(36,578)
Non-cash interest expense	21		—
Change in contingent consideration	86		943
Profit on sale of property and equipment	—		(348)
Deferred tax benefit	(2,254)		(2,403)
Changes in operating assets and liabilities:
Accounts receivable (including related parties)	5,800		(6,162)
Prepaid expenses and other current assets	5,249		(2,949)
Research and development incentives receivable	426		1,163
Accounts payable	417		142
Accrued expenses and other current liabilities	5,234		5,066
Deferred revenue	—		(43)
Other assets	(73)		(171)
Net cash used in operating activities	$(31,322)		$(3,088)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,566)		(5,552)
Proceeds from sale of property and equipment	—		388
Net cash used in investing activities	$(5,566)		$(5,164)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares from the exercise of stock options	0	[1]	0	[1]
Proceeds from issue of ordinary shares, net of issuance costs	1,926		—
Payment of contingent consideration	(163)		—
Repayment of debt	—		(159)
Net cash provided by/(used in) financing activities	$1,763		$(159)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,049		(5,539)
Net decrease in cash and cash equivalents	(34,076)		(13,950)
Cash and cash equivalents, beginning of the period	194,385		214,054
Cash and cash equivalents, end of the period	$160,309		$200,104

Supplemental cash flow disclosures:
Non-Cash investing and financing activities
Capital expenditures included in accounts payable and accrued expenses	$—		$219
Right-of-use assets obtained in exchange for operating lease liabilities	$—		$2,400
Asset retirement obligation	$287		$826
Changes to right-of-use asset resulting from lease reassessment event	$88		$3

1 Indicates amounts less than thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Nature of Business and Basis of Presentation

Barinthus Biotherapeutics plc (formerly Vaccitech plc) is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Barinthus Biotherapeutics plc and its direct and indirect subsidiaries, Barinthus Biotherapeutics (UK) Limited (formerly Vaccitech (UK) Limited), Vaccitech Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Barinthus Biotherapeutics North America, Inc. (formerly Vaccitech North America, Inc.), Barinthus Biotherapeutics Switzerland GmbH (formerly Vaccitech Switzerland GmbH) and Barinthus Biotherapeutics Italia S.R.L. (formerly Vaccitech Italia S.R.L.), are collectively referred to as the “Company” or “Barinthus Bio”. The Company is a clinical-stage biopharmaceutical company developing novel T cell immunotherapeutic candidates designed to guide the immune system to overcome chronic infectious diseases, autoimmunity and cancer. The Company is headquartered in Harwell, Oxfordshire, United Kingdom. On November 6, 2023, the Company announced its renaming as Barinthus Bio to represent the evolution and expansion of its focus beyond vaccines.

In connection with the initial public offering of American Depositary Shares (“ADSs”), in March 2021, the Company completed a corporate reorganization wherein the shareholders of Barinthus Biotherapeutics (UK) Limited exchanged each of their ordinary shares, series A shares and series B shares of Barinthus Biotherapeutics (UK) Limited for the same quantity of ordinary shares, series A shares and series B shares in Barinthus Biotherapeutics plc (resulting in the shareholders of the Company holding the same percentage and class of shares in Barinthus Biotherapeutics plc as they had in Barinthus Biotherapeutics (UK) Limited). The group reorganization under common control constituted a change in reporting entity and has been given retrospective effect reflecting the net assets of Barinthus Biotherapeutics (UK) Limited and its subsidiaries and Barinthus Biotherapeutics plc at their historical carrying amounts. On April 4, 2022, a merger was effected between subsidiaries Vaccitech USA, Inc. and Barinthus Biotherapeutics North America, Inc., with Barinthus Biotherapeutics North America, Inc. being the surviving entity.

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

Certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2022. The condensed consolidated balance sheet as of December 31, 2022, was derived from the audited financial statements but does not contain all of the footnote disclosures from the annual financial statements.

BARINTHUS BIOTHERAPEUTICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2023, the Company had cash and cash equivalents of $160.3 million and an accumulated deficit of $159.3 million, and the Company expects to incur losses for the foreseeable future. The Company expects that its cash and cash equivalents will be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. The Company expects to seek additional funding through equity financing, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Unaudited Condensed Financial Information

The accompanying Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Shareholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities Exchange Commission (the “Annual Report”) on March 24, 2023. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2023, our results of operations for the three and nine months ended September 30, 2023, and 2022, and our cash flows for the nine months ended September 30, 2023, and 2022. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other interim periods.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements as of and for the year ended December 31, 2022, except as discussed below related to newly adopted accounting pronouncements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue,income and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.

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

BARINTHUS BIOTHERAPEUTICS PLC

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

3.	Foreign Currency Transaction Gains/Losses in General and Administrative Expenses

The aggregate, net foreign exchange gain or loss included in determining net loss recognized in general and administrative expenses for the three and nine months ended September 30, 2023, was a gain of $6.6 million and a loss of $1.1 million, respectively. The aggregate net foreign exchange gain or loss included in determining net income recognized in general and administrative expenses for the three and nine months ended September 30, 2022, was a gain of $18.7 million and a gain of $39.1 million, respectively.

4.	Net (Loss)/Income Per Share

The following table sets forth the computation of basic and diluted net (loss)/income per share for the three months and nine months ended September 30, 2023, and 2022 (in thousands, except number of shares):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss)/income	$(14,110)	$8,221	$(56,157)	$26,484
Net loss attributable to noncontrolling interest	38	21	103	47
Net (loss)/income attributable to Barinthus Bio shareholders	$(14,072)	$8,242	$(56,054)	$26,531
Denominator:
Weighted-average ordinary shares outstanding, basic	38,533,833	37,247,123	38,320,208	37,213,787
Effect of dilutive stock options	—	909,441	—	1,012,304
Weighted-average ordinary shares outstanding, diluted	38,533,833	38,156,564	38,320,208	38,226,092
Net (loss)/income per share attributable to ordinary shareholders, basic	$(0.37)	$0.22	$(1.46)	$0.71
Net (loss)/income per share attributable to ordinary shareholders, diluted	$(0.37)	$0.22	$(1.46)	$0.69

Since the Company was in a loss position for all periods presented for 2023, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive. As of September 30, 2023, 6,391,680 potential ordinary shares issuable for stock options were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect.

For the three and nine month period ended September 30, 2022, 3,201,290 and 2,697,808 potential ordinary shares issuable for stock options, respectively, were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect.

BARINTHUS BIOTHERAPEUTICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Property and Equipment, net

During the nine months ended September 30, 2023, the Company’s additions to property and equipment, net were $5.9 million which primarily related to an increase in leasehold improvements from the Company’s U.S. office in Germantown, Maryland (nine months ended September 30, 2022: $6.8 million, related to leasehold improvements of the Company’s corporate headquarters).

Depreciation expense for the three and nine months ended September 30, 2023 was $0.7 million and $1.6 million, respectively (September 30, 2022: three and nine months was $0.4 million and $0.8 million, respectively).

6.Intangible Assets, net

The gross amount of amortizable intangible assets, consisting of acquired developed technology, was $31.6 million and $31.6 million as of September 30, 2023 and December 31 2022, respectively, and accumulated amortization was $5.7 million and $3.3 million as of September 30, 2023 and December 31, 2022, respectively. The amortization expense for the three and nine months ended September 30, 2023 was $0.8 million and $2.4 million, respectively (three and nine months ended September 30, 2022: $0.8 million and $2.4 million, respectively). The estimated annual amortization expense is $3.2 million for the years 2023 through to 2031.

7.	Prepaid Expenses and Other Current Assets (in thousands):

	September 30,	December 31,
	2023	2022
Prepayments and accrued income	$4,510	$5,887
Value Added Tax receivable	1,719	—
Lease incentive receivable	—	1,770
Other	355	611
Total	$6,584	$8,268

8.	Accrued Expenses and Other Current Liabilities (in thousands):

	September 30,	December 31,
	2023	2022
Accrued manufacturing and clinical expenses	$6,791	$2,997
Accrued board of director compensation	37	9
Accrued bonus	1,720	1,925
Accrued payroll and employee benefits	979	928
Accrued professional fees	1,081	1,270
Accrued other	1,315	932
Total	$11,923	$8,061

9.	Ordinary Shares

All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of September 30, 2023:

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

BARINTHUS BIOTHERAPEUTICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On November 6, 2023, we held a general meeting where our shareholders approved resolutions granting our board of directors or any duly authorized committee of the board of directors the authority to allot shares in the Company or grant rights to subscribe for or to convert any security into shares in the Company free from pre-emption rights. Pursuant to such approval, our board of directors was authorized to allot shares up to an aggregate nominal amount of £1,928 free from statutory pre-emption rights.

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

On March 29, 2023, all deferred B shares (nominal value of £0.01 each) and deferred C shares (nominal value of £0.00000736245954692556 each) previously in issue were transferred back to the Company and subsequently cancelled. These deferred shares had previously been issued to certain pre-IPO shareholders in connection with the implementation of certain stages of the Company’s pre-IPO share capital reorganization. The Company received shareholder approval on April 21, 2021 (pursuant to the shareholder resolutions passed on that date) in order to effect the transfer back and cancellation of the deferred shares for nil consideration in accordance with sections 659 and 662 of the Companies Act 2006.

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

As of September 30, 2023, the Company had a contingent consideration liability of $1.8 million related to the acquisition of Avidea Technologies, Inc. The fair value of the contingent consideration is a Level 3 valuation with the significant unobservable inputs being the probability of success of achievement of the milestones and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs.

BARINTHUS BIOTHERAPEUTICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$2,117	$2,727	$1,711	$2,371
Change in fair value recognized in net income/(loss) [1]	(244)	317	72	943
Foreign exchange translation recognized in other comprehensive loss	(76)	(208)	14	(478)
Ending balance	$1,797	$2,836	$1,797	$2,836

1 During the fourth quarter of 2022, the Company reclassified the change in fair value of Contingent Consideration from Other income and expense to General and Administrative operating expense. For the three and nine month periods ending September 30, 2022, an expense of $0.3 million and $0.9 million, respectively, has been reclassified to conform the presentation for comparator periods.

12.Goodwill

The Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization continues to be below the value of the net assets of the Company. Therefore, the Company performed an interim qualitative assessment as of September 30, 2023 to determine whether it was more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount and hence no impairment loss has been recognized.

13.Share-Based Compensation

During the nine month period ended September 30, 2023, in accordance with the terms of the Annual Increase of the Barinthus Biotherapeutics plc Award Plan 2021 (the “Plan”), the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2023.

For the nine months ended September 30, 2023, the Company granted 2,221,706 options to employees and directors with a weighted average grant date fair value of $1.99 and a weighted average exercise price of $2.50 per share (September 30, 2022: granted 2,265,040 options,weighted average grant date fair value of $3.53 and a weighted average exercise price of $9.15 per share). For the nine months ended September 30, 2023, 664,449 options (September 30, 2022: 372,916 ) were forfeited.

The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Nine months ended
	September 30,
	2023	2022
Expected volatility	96.9%	94.6%
Expected term (years)	6.0	6.0
Risk-free interest rate	3.7%	2.38%
Expected dividend yield	—%	—%

As of September 30, 2023, 6,391,680 options with a weighted average exercise price of $8.86 were outstanding. As of September 30, 2023, there was $4.1 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.8 years. As of September 30, 2022, 4,976,180 options with a weighted average exercise price of $8.90 were outstanding. As of September 30, 2022, there was $8.7 million unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted average period of 2.13 years.

BARINTHUS BIOTHERAPEUTICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$(746)	$535	$1,400	$2,065
General and administrative	803	569	2,869	5,771
Total	$57	$1,104	$4,269	$7,836

14.	Commitments and Contingencies

In-License Agreements

The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, human papillomavirus infection, (“HPV”), hepatitis B virus (“HBV”) and middle east respiratory syndrome (“MERS”). The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the nine month periods ended September 30, 2023 and 2022.

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

BARINTHUS BIOTHERAPEUTICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Right-of-use asset	$7,474	$7,753
Operating lease liability, current	$1,501	$433
Operating lease liability, non-current	$11,202	$8,340

	Nine months ended September 30,
	2023	2022
Other information
Operating cash flows used for operating leases	$396	$1,569
Weighted average remaining lease term (years)	9.10	9.75
Weighted average discount rate	7.5%	7.6%

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Lease Cost
Short-term lease costs	$—	$152	$189	$356
Fixed lease costs	192	258	787	786
Total lease cost	$192	$410	$976	$1,142

Future annual minimum lease payments under operating leases as of September 30, 2023, were as follows (in thousands):

Remainder of 2023	$233
2024	1,737
2025	1,889
2026	1,913
2027	1,937
Thereafter	9,835
Total minimum lease payments	$17,544
Less: imputed interest	(4,841)
Total operating lease liability	$12,703

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

BARINTHUS BIOTHERAPEUTICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.Related Party Transactions

During the three and nine months ended September 30, 2023, the Company incurred expenses of $0.1 million and $0.1 million respectively (three and nine months ended September 30, 2022: $Nil and $0.2 million respectively) to its shareholder, the University of Oxford, related to clinical study costs. As of September 30, 2023, the Company owed $0.1 million (December 31, 2022: $Nil) to the University of Oxford.

During the three and nine months ended September 30, 2023, the Company incurred expenses of $0.2 million and $0.6 million respectively (three and nine months ended September 30, 2022: $0.1 million and $0.4 million, respectively) from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford. As of September 30, 2023, the Company owed $0.2 million (December 31, 2022: $Nil) to Oxford University Innovation Limited.

During the three and nine months ended September 30, 2023, the Company recognized license revenue of $Nil and $0.8 million respectively (three and nine months ended September 30, 2022: $6.2 million and $38.2 million respectively), from Oxford University Innovation Limited. As of September 30, 2023, the Company was owed $Nil (December 31, 2022: $5.5 million) from Oxford University Innovation Limited.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel T cell immunotherapeutic candidates designed to guide the immune system to overcome chronic infectious diseases, autoimmunity and cancer. Helping patients and their families is the guiding principle at the heart of Barinthus Bio. The Company stands apart through its broad pipeline, built around four proprietary platform technologies; two viral vector platforms, ChAdOx and MVA; and two synthetic SNAP platforms, SNAP-TI (SNAP-Tolerance Immunotherapy) and SNAP-CI (SNAP-Cancer Immunotherapy), previously referred to collectively as SNAPvaxTM. These platforms are enabling the Company to develop antigen-specific immunotherapeutic candidates designed to optimize the disease-fighting capabilities of T cells and guide them towards a healthy balance. Our immunotherapeutic candidates are designed to work by increasing disease-specific CD8 T cell activity in the case of chronic infectious diseases and cancers, or by dampening CD4 and CD8 T cells, and increasing regulatory T cells in autoimmunity.

Harnessing its range of proprietary viral vector and synthetic platform technologies, Barinthus Bio is advancing a pipeline of five product candidates across a diverse range of therapeutic areas, including: VTP-300, a Phase 2 immunotherapeutic candidate designed as a potential component of a functional cure for chronic hepatitis B viral (HBV) infection; VTP-200, a Phase 2 non-surgical product candidate for persistent high-risk human papillomavirus (HPV) with near term clinical read-outs; VTP-1000, our first preclinical autoimmune candidate designed to utilize the SNAP-TI platform to treat patients with celiac disease; VTP-850, a second-generation Phase 2 immunotherapeutic candidate designed to treat recurrent prostate cancer; VTP-1100, our first preclinical cancer candidate, designed to utilize the SNAP-CI platform to treat patients with HPV-related cancer.

Alongside these proprietary programs, the Company has partnerships in place to advance three additional prophylactic and therapeutic product candidates in MERS (Middle East Respiratory Syndrome), Zoster and NSCLC (Non-Small Cell Lung Cancer). The Company also co-invented a COVID-19 vaccine with the University of Oxford, which has been exclusively licensed worldwide to AstraZeneca. The co-invention of the COVID-19 vaccine demonstrated the Company’s ability to navigate a changing environment with speed and efficiency and lead the way in responding to urgent medical needs, as well as providing a strong proof-of-concept for the ChAdOx platform.

Barinthus Bio’s proven scientific expertise, diverse portfolio and focus on product development uniquely positions the Company to navigate towards delivering treatments for patients with infectious diseases, autoimmunity and cancers that have a significant impact on their every day lives.

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

On March 28, 2022, pursuant to the OUI License Agreement Amendment, we were notified of the commencement of payments, arising from AstraZeneca’s commercial sales of Vaxzevria. Under the terms of an exclusive worldwide license agreement between OUI and AstraZeneca, OUI is entitled to milestone payments and royalties on commercial sales of Vaxzevria that began after the pandemic period. As part of the assignment from us to OUI, we are entitled to receive approximately 24% of payments received by OUI from AstraZeneca. For the three and nine months ended September 30, 2023, we recognized $Nil and $0.8 million, respectively, as revenue (three and nine months ended September 30, 2022: $6.2 million and $38.2 million). There is no guarantee that such payments will be made in the future and, if they do, that we will be notified of such payments in a timely manner.

On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of September 30, 2023, we have sold 1,064,587 ordinary shares represented by ADSs under the sales agreement, amounting to net proceeds of $2.7 million.

We incurred net losses each year since inception through to December 31, 2021. For the year ended December 31, 2022, we generated net income of $5.3 million, primarily as a result of revenues arising from AstraZeneca sales of Vaxzevria and our agreement with OUI. For the nine months ended September 30, 2023, we incurred a net loss of $56.2 million. As of September 30, 2023, we had an accumulated deficit of $159.3 million and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

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

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and/or timing associated with the development of that product candidate or could prevent continuation of that program being in the Company’s interests. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we might be required to expend significant additional financial resources and time on the completion of clinical development. In some circumstances, such as the emergence of a significantly more effective therapy from a competitor, it may be appropriate to discontinue a product candidate program. We expect that our cash balance as of September 30, 2023 will enable us to fund our operating expenses and capital requirements into the second quarter of 2025.

Recent Developments

These are estimated timelines only and our pipeline may be subject to change.

General Meeting to Approve the Authorization to Allot Shares in the Company and Grant Subscription and Conversion Rights Free From Pre-Emption Rights

On November 6, 2023, we held a general meeting where our shareholders approved resolutions granting our board of directors or any duly authorized committee of the board of directors the authority to allot shares in the Company or grant rights to subscribe for or to convert any security into shares in the Company free from pre-emption rights. Pursuant to such approval, our board of directors was authorized to allot shares up to an aggregate nominal amount of £1,928 free from statutory pre-emption rights.

Name Change to Barinthus Biotherapeutics plc

On November 6, 2023, the Company announced its renaming as Barinthus Biotherapeutics plc to represent the evolution and expansion of its focus beyond vaccines. The Company’s new name takes inspiration from “Barinthus”, the mythological navigator who guided King Arthur of Britain by ship to the island of Avalon to be healed when he was wounded. The story of the legendary king being guided to a place of healing is mirrored in our proprietary platforms and technology that are designed to guide the immune system to treat infectious diseases, autoimmunity and cancer. The Company announced that as part of the renaming, its ticker on Nasdaq was changed to BRNS, and the name change and ticker change became effective on Nasdaq on November 7, 2023.

Impact of Israel and Gaza Conflict

In respect of the international situation in Israel and Gaza, we have no operations or suppliers based in Israel or Gaza, and as a result, as of the date of this Quarterly Report on Form 10-Q, we believe the impact on the Company’s business, operations and financial condition will be minimal.

Impact of the Ukraine Crisis

In respect of the international situation in Ukraine, we have no operations or suppliers based in Ukraine, Belarus or Russia, and as a result, as of the date of this Quarterly Report on Form 10-Q, we believe the impact on the Company’s business, operations and financial condition will be minimal.

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

In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. In March 2022, we were notified by OUI of the commencement of revenue relating to the commercial sales of Vaxzevria. Our revenue for the three and nine months ending September 30, 2023 was $Nil and $0.8 million, respectively (three and nine months ending September 30, 2022: $6.2 million and $38.2 million, respectively), representing the amounts we have been notified of as due by OUI to date and an estimate of future receipts, constrained to the extent that it is probable that a significant reversal of revenue would not occur.

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

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a new next-generation adenoviral vector, acquiring new technology platforms including SNAP (SNAP-TI and SNAP-CI), conducting preclinical studies, developing various manufacturing processes, and advancing clinical development of our programs including Phase 2 clinical trials for VTP-100, which we subsequently discontinued development of, as well as initiating the clinical trials for VTP-200, VTP-300, VTP-600 and VTP-850 and readying VTP-500, VTP-1000 and VTP-1100 for clinical trials. Research and development activities account for a large portion of our operating expenses, and we expect research and development expenses to increase in the future. Research and development costs are expensed as incurred. These costs include:

●	salaries, benefits, and other related costs, including share-based compensation, for personnel engaged in research and development functions;
●	expenses incurred in connection with the development of our programs including preclinical studies and clinical trials of our product candidates, under agreements with third parties, such as consultants, contractors, academic institutions and contract research organizations (“CRO”);
●	the cost of manufacturing drug products for use in preclinical development and clinical trials, including agreements with third parties, such as contract manufacturing organizations, consultants and contractors;
●	laboratory costs; and
●	leased facility costs, equipment depreciation and other expenses, which include direct and allocated expenses.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel-related expenses, including share-based compensation, in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, rent expenses related to our offices, depreciation, foreign exchange gains and losses on our cash balances, other central non-research costs and changes in the fair value of contingent consideration. Significant judgment is used to determine the probability of success of achievement of the technology and clinical milestones and the date of the expected milestone. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities in both the United Kingdom and United States and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs will increase as our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.

Other Income (Expense)

Interest Income

Interest income results primarily from the interest earned on our short-term cash deposits and cash balances held by Barinthus Biotherapeutics (UK) Limited.

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

Until March 2023 under the SME program, the Company was able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of up to 33.35% of such qualifying research and development expenditure. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects. Certain subcontracted qualifying research and development expenditures are eligible for a cash rebate of up to 21.67%. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.

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

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue, income and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to expenses, accruals and prepayments for external manufacturing of clinical trial material as well as clinical study conduct, fair value of contingent consideration, impairment of goodwill and intangible assets, and the fair value of ordinary shares and share-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Share-based Compensation

We grant options to employees and directors and account for share-based compensation using a fair value method. All of these arrangements are settled in equity at a predetermined price and generally vest over a period of three years. All share options have a life of 10 years before expiration. To the extent such incentives are in the form of share options, up until the first quarter of 2021, the options may have been granted pursuant bilateral EMI option awards or unapproved option awards. On April 8, 2021, we adopted the Barinthus Bio Share Award Plan 2021 (formerly, the Vaccitech plc Share Award Plan 2021) and the Barinthus Bio Non-Employee Sub-Plan (formerly, the Vaccitech plc Non-Employee Sub-Plan) which is a sub-plan of the Barinthus Bio Share Award Plan 2021. Under the terms of the Barinthus Bio Share Award Plan 2021, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights or restricted shares. Upon adoption of the Barinthus Bio Share Award Plan 2021, no further awards are granted pursuant to the bilateral EMI option awards or unapproved option awards.

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

The assumptions used in the Black-Scholes model to determine fair value for the share option grants during the nine months ended September 30, 2023 and 2022 were:

	Nine months	Nine months
	ended	ended
	September 30, 2023	September 30, 2022
Expected volatility	96.9%	94.6%
Expected term (years)	6.0	6.0
Risk-free interest rate	3.7%	2.38%
Expected dividend yield	0.0%	0.0%

For the nine months ended September 30, 2023, 2,221,706 share options were granted and 2,265,040 share options were granted for the nine months ended September 30, 2022.

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

We acquired Avidea for an up-front amount of $32.8 million (after working capital adjustments), of which $11.8 million was payable in cash and $21.0 million in 2,151,831 of American Depositary Shares of the Company. In addition, Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a combination of cash and ADSs, upon the achievement of certain milestones. This contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date, and subsequently remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The fair value of contingent consideration is based on the probability of pursuit of the activity associated with the milestone, the probability of success of the achievement of the milestone, the expected date of milestone achievement and applying the relevant discount rate.

Transaction costs are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.

Goodwill and Purchased Intangible Asset

We test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We have elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. The goodwill of $12.2 million as of September 30, 2023 wholly relates to the acquisition of Avidea on December 10, 2021. During the year ended December 31, 2022, the Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization fell below the value of the net assets of the Company, which continued through to the third quarter of 2023. Therefore, the Company performed an interim assessment as of September 30, 2023 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based off this assessment, the Company has not recognized any impairment losses related to goodwill or intangible assets for the three or nine months ending September 30, 2023.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three months	Three months
	ended September	ended September
	30, 2023	30, 2022	Change
Revenue from Licenses, Grants & Services	$—	$6,165	$(6,165)
Operating expenses:
Research & development	15,144	9,744	5,400
General and administrative	961	(10,815)	11,776
Total operating expenses	16,105	(1,071)	17,176
(Loss)/income from operations	(16,105)	7,236	(23,341)
Other income (expense)
Interest income	196	1,024	(828)
Interest expense	(7)	11	(18)
Research and development incentives	1,205	(724)	1,929
Other expense	(2)	—	(2)
Total other income	1,392	311	1,081
(Loss)/profit before income tax	(14,713)	7,547	(22,260)
Tax benefit	603	674	(71)
Net (loss)/income	$(14,110)	$8,221	$(22,331)

Revenue

For the three months ended September 30, 2023, and 2022, our revenue consisted of $Nil and $6.2 million respectively, from the OUI License Agreement Amendment with respect to payments from OUI in connection with commercial sales of Vaxzevria. There is no guarantee that such payments will be made in the future and, if they do, that we will be notified of such payments in a timely manner.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three months	Three months
	ended September	ended September
	30, 2023	30, 2022	Change
Direct research and development expenses by program:
VTP-200 HPV	$1,288	$1,310	$(22)
VTP-300 HBV	4,877	2,418	2,459
VTP-600 NSCLC	155	111	44
VTP-850 Prostate cancer	1,724	1,160	564
VTP-1000/VTP-1100 Celiac/HPV Cancer	2,507	—	2,507
Other and earlier stage programs	1,069	1,687	(618)
Total direct research and development expenses	11,620	6,686	4,934
Indirect research and development expenses:
Personnel-related (including share-based compensation)	2,711	2,626	85
Facility-related	368	308	60
Other internal costs	445	124	321
Total indirect research and development expenses	3,524	3,058	466
Total research and development expenses	$15,144	$9,744	$5,400

Our research and development expenses for the three months ended September 30, 2023 and 2022 were $15.1 million and $9.7 million, respectively.

Direct expenses for the three months ended September 30, 2023 and 2022 were $11.6 million and $6.7 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $4.9 million increase, $2.5 million pertains to the commencement of VTP-1000 Celiac disease and VTP-1100 HPV cancer programs in IND-enabling studies, costs related to these studies appear in other and earlier stage programs in the prior period. In addition, VTP-300 HBV increased by $2.5 million mainly due to an increase in clinical trial cost and manufacturing development costs following the dosing of the first patient in HBV003, a Phase 2b clinical trial of VTP-300, in October 2022. These increases were offset by a $0.6 million decrease related to other and early stage programs due to the commencement of VTP-1000 Celiac disease and VTP-1100 HPV cancer programs.

Indirect research and development expenses for the three months ended September 30, 2023 and 2022 were $3.5 million and $3.1 million, respectively. Of the $0.5 million increase, $0.3 million related to the increase in our research and development overhead costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $1.0 million, which were primarily attributable to personnel-related expenses of $3.4 million, including share-based compensation expenses of $0.8 million, facility related costs of $1.6 million, legal and professional fees of $1.0 million and insurance costs of $0.5 million, partially offset by foreign exchange gains of $6.6 million.

General and administrative expenses for the three months ended September 30, 2022 were a gain of $10.8 million, due to a foreign exchange gain of $18.7 million primarily on revaluation of cash balances due to the fluctuations between the United States dollar and pound sterling exchange rates. This gain was partially offset by personnel-related expenses of $2.8 million, including share-based compensation expenses of $0.6 million, insurance costs of $1.5 million, legal and professional fees of $2.3 million and a contingent consideration adjustment of $0.3 million.

Interest Income

For the three months ended September 30, 2023 and 2022, interest income was $0.2 million and $1.0 million, respectively, resulting from the interest earned on our short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.

Research and Development Incentives

For the three months ended September 30, 2023, research and development incentives were $1.2 million. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. For the three months ended September 30, 2022, research and development incentives were an expense of $0.7 million as a result of a reduction in forecast losses available to surrender for the receipt of research and development incentive in Barinthus Biotherapeutics (UK) Limited.

Tax benefit

For the three months ended September 30, 2023 and 2022, the tax benefit was $0.6 million and $0.7 million respectively, which primarily relates to movements in deferred tax.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Nine months	Nine months
	ended September	ended September
	30, 2023	30, 2022	Change
Revenue from Licenses, Grants & Services	$802	$38,246	$(37,444)
Operating expenses:
Research & development	38,501	30,165	8,336
General and administrative	26,227	(12,971)	39,198
Total operating expenses	64,728	17,194	47,534
(Loss)/income from operations	(63,926)	21,052	(84,978)
Other income (expense)
Interest income	2,306	1,776	530
Interest expense	(21)	3	(24)
Research and development incentives	2,921	1,150	1,771
Other income	308	51	257
Total other income	5,514	2,980	2,534
(Loss)/profit before income tax	(58,412)	24,032	(82,444)
Tax benefit	2,255	2,452	(197)
Net (loss)/income	$(56,157)	$26,484	$(82,641)

Revenue

For the nine months ended September 30, 2023, and 2022, our revenue consisted of $0.8 million and $38.2 million respectively, primarily from the OUI License Agreement Amendment with respect to payments from OUI in connection with commercial sales of Vaxzevria. There is no guarantee that such payments will be made in the future and, if they do, that we will be notified of such payments in a timely manner.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine months	Nine months
	ended September	ended September
	30, 2023	30, 2022	Change
Direct research and development expenses by program:
VTP-200 HPV	$4,463	$3,271	$1,192
VTP-300 HBV	10,752	10,964	(212)
VTP-600 NSCLC	509	349	160
VTP-850 Prostate cancer	2,181	2,959	(778)
VTP-1000/VTP-1100 Celiac/HPV Cancer	7,097	—	7,097
Other and earlier stage programs	2,050	3,933	(1,883)
Total direct research and development expenses	27,052	21,476	5,576
Indirect research and development expenses:
Personnel-related (including share-based compensation)	9,700	7,549	2,151
Facility related	941	888	53
Other internal costs	808	252	556
Total indirect research and development expenses	11,449	8,689	2,760
Total research and development expenses	$38,501	$30,165	$8,336

Our research and development expenses for the nine months ended September 30, 2023 and 2022 were $38.5 million and $30.2 million, respectively.

Direct expenses for the nine months ended September 30, 2023 and 2022 were $27.1 million and $21.5 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $5.6 million increase, $7.1 million pertains to the commencement of VTP-1000 Celiac disease and VTP-1100 HPV cancer programs, costs related to these studies appear in other and earlier stage programs in the prior period. In addition, $1.2 million of the increase pertains to VTP-200 due to the HPV001 phase 1b/2 clinical trial enrollment completing in January 2023, with safety and immunogenicity data presented at the 35th Annual International Papillomavirus Conference in April 2023. These increases were partially offset by $1.9 million decrease related to other and early stage programs due to the commencement of VTP-1000 Celiac disease and VTP-1100 HPV cancer programs which were included in other and earlier stage programs during the nine months to September 30, 2022.

Indirect research and development expenses for the nine months ended September 30, 2023 and 2022 were $11.4 million and $8.7 million, respectively. Of the $2.8 million increase, $2.2 million pertains to personnel-related expenses as a result of an increase in headcount across locations in the United Kingdom and United States, partially offset by a decrease in share-base compensation expenses due to forfeitures.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $26.2 million mainly attributable to personnel-related expenses of $9.6 million, including share-based compensation expenses of $2.9 million, legal and professional fees of $3.7 million, insurance costs of $3.2 million, facility related costs of $2.9 million, amortization of intangible assets of $2.4 million and foreign exchange loss of $1.1 million.

General and administrative expenses for the nine months ended September 30, 2022 were a gain of $13.0 million, due to a foreign exchange gain of $39.1 million primarily on revaluation of cash balances due to the fluctuations between the United States dollar and pound sterling exchange rates. This gain was partially offset by personnel-related expenses of $12.1 million, including share-based compensation expenses of $5.8 million, insurance costs of $4.8 million, legal and professional fees of $4.6 million and a contingent consideration adjustment of $0.9 million.

Interest Income

For the nine months ended September 30, 2023 and 2022, interest income was $2.3 million and $1.8 million resulting from the interest earned on our short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.

Research and Development Incentives

For the nine months ended September 30, 2023, research and development incentives were $2.9 million. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. For the nine months ended September 30, 2022, research and development incentives were $1.2 million as a result of a reduction in forecast losses available to surrender for the receipt of research and development incentive in Barinthus Biotherapeutics (UK) Limited.

Tax benefit

For the nine months ended September 30, 2023 and 2022, the tax benefit was $2.3 million and $2.5 million respectively, which primarily relates to movements in deferred tax.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront, royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment. Through September 30, 2023, we received gross proceeds of approximately $327.6 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of September 30, 2023, we had cash and cash equivalents of $160.3 million. Key financing and corporate milestones include the following:

●	In March 2016, we raised gross proceeds of approximately $14.0 million from the issuance of our seed round of ordinary shares;
●	Between November 2017 and December 2018, we raised gross proceeds of $33.9 million from the issuance of our series A shares;
●	Between July 2020 and November 2020, we raised gross proceeds of $41.2 million from the issuance of convertible loan notes;
●	In March 2021, we raised gross proceeds of $125.2 million from the issuance of our series B shares;
●	In May 2021, we raised gross proceeds of $110.5 million from the initial public offering of our ordinary shares on NASDAQ;
●	Between April 2022 and September 2023, we received $44.5 million of cash from OUI for the commercial sales of Vaxzevria;
●	Between December 2022 and September 2023, we raised net proceeds of $2.7 million from the issuance of shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC.

On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of September 30, 2023, we have sold 1,064,587 ordinary shares represented by ADSs under the sales agreement amounting to net proceeds of $2.7 million.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Nine months	Nine months
	ended September	ended September
	30, 2023	30, 2022
Net cash used in operating activities	$(31,322)	$(3,088)
Net cash used in investing activities	(5,566)	(5,164)
Net cash provided by/(used in) financing activities	1,763	(159)
Effect of exchange rates on cash and cash equivalents	1,049	(5,539)
Net (decrease)/increase in cash and cash equivalents	$(34,076)	$(13,950)

Cash Used in Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $31.3 million, primarily resulting from our net loss of $56.2 million adjusted by share based compensation of $4.3 million, depreciation and amortization of $4.0 million, non-cash lease expenses of $0.8 million, foreign exchange loss of $0.9 million, deferred tax benefit of $2.3 million, and changes in our operating assets and liabilities, net of $17.1 million primarily related to a $5.8 million decrease in accounts receivable, a $5.2 million decrease in prepaid expenses and other current assets, and a $5.2 million increase in accrued expenses.

During the nine months ended September 30, 2022, net cash used in operating activities was $3.1 million, primarily driven by our net income of $26.5 million resulting from $38.2 million in revenue, adjusted by foreign exchange gain of $36.6 million, share based compensation of $7.8 million, depreciation and amortization of $3.1 million, non-cash lease expenses of $0.8 million, and changes in our operating assets and liabilities, net of $2.9 million primarily resulting from the OUI receivable for the third quarter revenue, and an increase in prepaid expenses due to the payment of annual insurance premiums that occurred in the second quarter, netted by an increase in accrued expenses.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities was $5.6 million primarily resulting from capital expenditures related to leasehold improvements on our new office in Germantown, Maryland, United States. During the nine months ended September 30, 2022, cash used in investing activities was $5.2 million primarily resulting from capital expenditures related to our new headquarters in Harwell, United Kingdom.

Net Cash Provided by/(Used in) Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was $1.8 million mainly as a result of net proceeds from the issuance of ordinary shares through the “at-the-market” sales agreement. During the nine months ended September 30, 2022, cash used in financing activities was $0.2 million resulting from the repayment of debt incurred previously by the acquired company Avidea (acquired on December 10, 2021), and subsequently became Barinthus Biotherapeutics North America, Inc.

Effect of exchange rates on cash and cash equivalents

During the nine months ended September 30, 2023 and 2022, the effect of foreign exchange on cash and cash equivalents was gain of $1.0 million and loss of $5.5 million respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.

Future Funding Requirements

To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, through to December 31, 2021. We were profitable in 2022, however we have negative operating cash flows for the period ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $159.3 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

Since our foundation, we have invested a significant portion of our efforts and financial resources in research and development activities for our ChAdOx1, ChAdOx2 and MVA technologies, acquisition of additional complementary platforms such as VTP-1000 and VTP-1100, development of new technologies in house, and our product candidates derived from these technologies. Preclinical studies and especially clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may elect to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate functions. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and potentially in-house manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise as outlined above. Because the outcome of any preclinical study or clinical trial is uncertain and the rate of change of third-party costs is also unpredictable, we cannot reasonably estimate now the actual amounts which will be necessary to complete the development and commercialization of our current or future product candidates successfully.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents and other financial resources, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.

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

We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of September 30, 2023.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency and Currency Translation

We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Barinthus Biotherapeutics plc and its consolidated subsidiaries, Barinthus Biotherapeutics (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Vaccitech Australia Pty, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Italia S.R.L, is the euro. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Switzerland GmbH, is the Swiss franc. Our cash and cash equivalents as of September 30, 2023 consisted primarily of cash balances held by Barinthus Biotherapeutics (UK) Limited in United States dollars.

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

We incur significant operating costs in the U.K. and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our U.K. operations that are settled in pound sterling. For the three months ended September 30, 2023, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in an immaterial change to our expenses denominated in pound sterling for the three months ended September 30, 2023 and 2022.

Interest Rate Sensitivity

We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash and cash equivalents of $160.3 million as of September 30, 2023, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, we concluded that as of September 30, 2023 our disclosure controls and procedures were not effective due to the material weaknesses previously identified and disclosed not being remediated as of September 30, 2023. The term “disclosure controls and procedures”, means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Remediation Efforts

During fiscal year 2022, we undertook efforts to remediate previously disclosed material weaknesses, including assessing and identifying risks to financial reporting over all business processes impacting financial reporting and implementation of controls over critical accounting policies and estimates. Some business process controls over critical accounting policies and estimates established in the fiscal year that were dependent on systems without effective IT general controls were deemed ineffective because they could be adversely impacted by the lack of system controls. Our internal control remediation efforts have continued during 2023 and focus on the areas detailed below.

Planned Remediation Activities

(i)	IT general controls

We are taking measures to address the IT environment and have implemented a new enterprise resource planning, or ERP system, and are progressing controls design and operation over program development, program changes, computer operations and access rights.

For the new ERP system and all other IT systems deemed significant to financial reporting, we are in the process of implementing: (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties exist, to adequately restrict user and privileged access to certain financial applications, programs and data to appropriate company personnel; (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, (iv) testing and approval controls for program development to ensure that changes are aligned with business and IT requirements, and (v) identification and testing of system-generated information and calculations used in the execution of manual controls.

(ii)	policies and procedures with respect to the review, supervision and monitoring of our accounting and reporting functions

We are continuing to take measures to address this material weakness, which includes hiring appropriate personnel whose roles are to enhance policies and procedures with respect to the review, supervision, formalization and monitoring of our accounting and reporting functions. Additionally, we plan to enhance business process controls through the following activities:

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

Changes in Internal Control over Financial Reporting

Other than the changes related to the ongoing remediation activities related to the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains express or implied forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to our management as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities and clinical trials;
●	the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application and Biological License Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, European Medicines Agency, United Kingdom Medicines and Healthcare products Regulatory Agency or other foreign regulatory authority approval of our current and future product candidates;
●	our ability to develop and advance our current and future product candidates and programs into, and successfully complete, clinical trials;
●	our ability to establish future or maintain current collaborations or strategic relationships or obtain additional funding;
●	the rate and degree of market acceptance and clinical utility of our current and future product candidates;
●	any expectations surrounding the payments we could potentially receive pursuant to the AstraZeneca License Agreement;
●	the ability and willingness of our third-party collaborators to continue research and development activities relating to our product candidates;
●	our and our collaborators’ ability to obtain, maintain, defend and enforce our intellectual property protection for our product candidates, and the scope of such protection;
●	our manufacturing, commercialization and marketing capabilities and strategy;

●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved products;
●	regulatory developments in the United States and foreign countries;
●	competitive companies, technologies and our industry and the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the accuracy of our estimates of our annual total addressable markets, future revenue, expenses, capital requirements and needs for additional financing;
●	our expectations about market trends;
●	the impact of global economic and political developments on our business, including rising or sustained high inflation and capital market disruptions, the current conflict in Ukraine, the conflict in Israel and Gaza, disruptions in the banking industry, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our ordinary shares and ability to access capital markets; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended.

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

This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Unless the context otherwise requires, reference in this Quarterly Report to the terms “Barinthus Bio,” “the Company,” “we,” “us,” “our,” and similar designations refer to Barinthus Biotherapeutics plc and, where appropriate, our wholly-owned subsidiaries. As used herein, all references before November 7, 2023 to (i) Barinthus Biotherapeutics plc shall refer to Vaccitech plc, (ii) Barinthus Biotherapeutics (UK) Limited shall refer to Vaccitech (UK) Limited, (iii) Barinthus Biotherapeutics North America, Inc. shall refer to Vaccitech North America, Inc., (iv) Barinthus Biotherapeutics Switzerland GmbH shall refer to Vaccitech Switzerland GmbH and (v) Barinthus Biotherapeutics Italia S.R.L. shall refer to Vaccitech Italia S.R.L. after which the name change described herein shall have taken effect.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended September 30, 2023 that were not registered under the Securities Act.

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

10.1*	Compensation Recovery Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
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

BARINTHUS BIOTHERAPEUTICS PLC

Date: November 9, 2023	By:	/s/ William Enright
William Enright
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Gemma Brown
Gemma Brown
Chief Financial Officer (Principal Financial
and Accounting Officer)