Form 10-Q
period 2024-03-31
Barinthus Biotherapeutics plc.
filed 2024-05-13
CIK 1828185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
Commission File Number: 001-40367

BARINTHUS BIOTHERAPEUTICS PLC
(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Unit 6-10, Zeus Building, Rutherford Avenue, Harwell, Didcot, United Kingdom	OX11 0DF
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: +44 (0) 1865 818 808

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares*	BRNS	The Nasdaq Global Market
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of May 8, 2024, the registrant had 39,033,158 ordinary shares, nominal value £0.000025 per share, outstanding.

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
i

PART I -  FINANCIAL INFORMATION
Item 1. Financial Statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Cash, cash equivalents and restricted cash	$129,971	$142,090
Research and development incentives receivable	5,196	4,908
Prepaid expenses and other current assets	7,964	9,907
Total current assets	143,131	156,905
Goodwill	12,209	12,209
Property and equipment, net	11,532	11,821
Intangible assets, net	24,317	25,108
Right of use assets, net	7,408	7,581
Other assets	885	882
Total assets	$199,482	$214,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,162	$1,601
Accrued expenses and other current liabilities	8,330	9,212
Deferred income	1,434	—
Operating lease liability - current	1,909	1,785
Total current liabilities	12,835	12,598
Non-Current liabilities:
Operating lease liability - non-current	10,897	11,191
Contingent consideration	1,867	1,823
Other non-current liabilities	1,330	1,325
Deferred tax liability, net	537	574
Total liabilities	$27,466	$27,511
Commitments and contingencies (Note 15)
Stockholders’ equity:
Ordinary shares, £0.000025 nominal value; 38,952,956 shares authorized, issued and outstanding (December 31, 2023: authorized, issued and outstanding:38,643,540)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2023: authorized, issued and outstanding: 63,443)	86	86
Additional paid-in capital	388,720	386,602
Accumulated deficit	(192,079)	(176,590)
Accumulated other comprehensive loss – foreign currency translation adjustments	(24,895)	(23,315)
Total stockholders’ equity attributable to Barinthus Biotherapeutics plc shareholders	171,833	186,784
Noncontrolling interest	183	211
Total stockholders’ equity	$172,016	$186,995
Total liabilities and stockholders’ equity	$199,482	$214,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three months ended
	March 31, 2024	March 31, 2023
License revenue [1]	$—	$468
Total revenue	—	468
Operating expenses
Research and development	11,125	9,814
General and administrative	5,994	12,138
Total operating expenses	17,119	21,952
Other operating income	205	—
Loss from operations	(16,914)	(21,484)
Other income/(expense):
Interest income	775	1,588
Interest expense	(12)	—
Research and development incentives	594	1,157
Total other income, net	1,357	2,745
Loss before income tax	(15,557)	(18,739)
Tax benefit	37	516
Net loss	(15,520)	(18,223)
Net loss attributable to noncontrolling interest	31	43
Net loss attributable to Barinthus Biotherapeutics plc shareholders	(15,489)	(18,180)

Weighted-average ordinary shares outstanding, basic	38,773,482	38,013,399
Weighted-average ordinary shares outstanding, diluted	38,773,482	38,013,399
Net loss per share attributable to ordinary shareholders, basic	$(0.40)	$(0.48)
Net loss per share attributable to ordinary shareholders, diluted	$(0.40)	$(0.48)

Net loss	$(15,520)	$(18,223)
Other comprehensive (loss)/gain – foreign currency translation adjustments	(1,577)	4,580
Comprehensive loss	(17,097)	(13,643)
Comprehensive loss attributable to noncontrolling interest	28	37
Comprehensive loss attributable to Barinthus Biotherapeutics plc shareholders	$(17,069)	$(13,606)
1Includes license revenue from related parties for the three months ended March 31, 2024 and 2023 of nil and $0.5 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
(UNAUDITED)

	Three months ended March 31, 2024
	Ordinary Shares			Deferred A Shares
	Shares	Amount		Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Non-Controlling Interest	Total Stockholders' Equity
Balance, January 1, 2024	38,643,540	$1		63,443	$86	$386,602	$(176,590)	$(23,315)	$186,784	$211	$186,995
Share based compensation	—	—		—	—	1,615	—	—	1,615	—	1,615
Issue of ordinary shares, net of issuance costs	309,416	0	1	—	—	503	—	—	503	—	503
Foreign currency translation adjustments	—	—		—	—	—	—	(1,580)	(1,580)	3	(1,577)
Net loss	—	—		—	—	—	(15,489)	—	(15,489)	(31)	(15,520)
Balance, March 31, 2024	38,952,956	$1		63,443	$86	$388,720	$(192,079)	$(24,895)	$171,833	$183	$172,016

	Three months ended March 31, 2023
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Non-Controlling Interest	Total Stockholders' Equity
Balance, January 1, 2023	37,683,531	$1		63,443	$86	570,987	$8	27,828,231	$0	1	$379,504	$(103,243)	$(33,460)	$242,896	$305	$243,201
Share based compensation	—	—		—	—	—	—	—	—		2,222	—	—	2,222	—	2,222
Issue of ordinary shares, net of issuance costs	673,494	0	1	—	—	—	—	—	—		1,789	—	—	1,789	—	1,789
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—	—	4,574	4,574	6	4,580
Cancellation of deferred shares	—	—		—	—	(570,987)	(8)	(27,828,231)	0	1	8	—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—		—	(18,180)	—	(18,180)	(43)	(18,223)
Balance, March 31, 2023	38,357,025	$1		63,443	$86	—	$—	—	$—		$383,523	$(121,423)	$(28,886)	$233,301	$268	$233,569
1Indicates amount less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three months ended
	March 31, 2024		March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(15,520)		(18,223)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Share based compensation	1,615		2,222
Depreciation and amortization	1,430		1,221
Non-cash lease expenses	359		279
Unrealized foreign exchange (gain)/loss	(1,026)		3,504
Change in contingent consideration	60		85
Non cash interest expense	12		—
Deferred tax benefit	(37)		(516)
Changes in operating assets and liabilities:
Accounts receivable (including related parties)	—		4,961
Prepaid expenses and other current assets	1,875		4,090
Research and development incentives receivable	(331)		2,102
Accounts payable	(524)		(1,707)
Accrued expenses and other current liabilities	(823)		(1,315)
Deferred income	1,434		—
Operating lease liabilities	(346)		—
Other assets	—		123
Net cash used in operating activities	(11,822)		(3,174)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(308)		(2,507)
Net cash used in investing activities	$(308)		$(2,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of ordinary shares, net of issuance costs	503		1,789
Issue of shares from the exercise of stock options	0	[1]	0	[1]
Payment of contingent consideration	—		(100)
Net cash provided by financing activities	$503		$1,689
Effect of exchange rates on cash, cash equivalents and restricted cash	(492)		935
Net decrease in cash, cash equivalents and restricted cash	(12,119)		(3,057)
Cash, cash equivalents and restricted cash, beginning of the period	142,090		194,385
Cash, cash equivalents and restricted cash, end of the period	$129,971		$191,328
Supplemental cash flow disclosures:
Cash paid for interest	$—		$0	1
Cash paid for income taxes	$—		$0	1
Non-Cash investing and financing activities
Issue of ordinary shares	$—		$0	1
Purchases of property and equipment included in accounts payable and accrued liabilities	$95		$2,247
Asset retirement obligation	$—		$282
Changes to right-of-use asset resulting from lease reassessment event	$—		$4
1Indicates amounts less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Nature of Business and Basis of Presentation
Barinthus Biotherapeutics plc is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Barinthus Biotherapeutics plc and its direct and indirect subsidiaries, Barinthus Biotherapeutics (UK) Limited, Barinthus Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Barinthus Biotherapeutics North America, Inc., Barinthus Biotherapeutics Switzerland GmbH and Barinthus Biotherapeutics S.R.L., are collectively referred to as the “Company” or “Barinthus Bio”. The Company is a clinical-stage biopharmaceutical company developing novel T cell immunotherapeutic candidates designed to guide the immune system to overcome chronic infectious diseases, autoimmunity and cancer. The Company is headquartered in Harwell, Oxfordshire, United Kingdom.
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
Certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2023. The condensed consolidated balance sheet as of December 31, 2023, was derived from the audited financial statements but does not contain all of the footnote disclosures from the annual financial statements.
As of March 31, 2024, the Company had cash, cash equivalents and restricted cash of $130.0 million and an accumulated deficit of $192.1 million, and the Company expects to incur losses for the foreseeable future. The Company expects that its cash, cash equivalents and restricted cash will be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. The Company expects to seek additional funding through equity financing, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unaudited Condensed Financial Information
The accompanying Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities Exchange Commission (the “Annual Report”) on March 20, 2024. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2024, our results of operations for the three months ended March 31, 2024, and 2023, and our cash flows for the three months ended March 31, 2024, and 2023. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other interim periods.
2.    Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Annual Report, except as discussed below related to newly adopted accounting pronouncements.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue, income and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.
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
Segment information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM"), the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM approves key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts and approves the Company's consolidated operating budget. The Company views its operations and manages its business as one operating segment, the research and development of vaccines and immunotherapies. As the Company operates in one operating segment, all required financial segment information can be found in these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Recently issued accounting pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition period related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.
We have reviewed all recently issued standards and have determined that such standards will not have a material impact on our condensed consolidated financial statements or do not otherwise apply to our current operations.
3.     Foreign Currency Translation in General and Administrative Expenses
The aggregate, net foreign exchange gain or loss recognized in general and administrative expenses for the three months ended March 31, 2024, was a gain of $1.2 million (three months ended March 31, 2023: $3.5 million loss).
4.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2024, and 2023 (in thousands, except number of shares):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(15,520)	$(18,223)
Net loss attributable to noncontrolling interest	31	43
Net loss attributable to Barinthus Biotherapeutics plc shareholders	$(15,489)	$(18,180)
Denominator:
Weighted-average ordinary shares outstanding, basic	38,773,482	38,013,399
Weighted-average ordinary shares outstanding, diluted	38,773,482	38,013,399
Net loss per share attributable to ordinary shareholders, basic	$(0.40)	$(0.48)
Net loss per share attributable to ordinary shareholders, diluted	$(0.40)	$(0.48)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive. As of March 31, 2024, 7,645,076 potential ordinary shares issuable for stock options were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect (March 31, 2023: 6,807,859).

5.    Property and Equipment, Net
During the three months ended March 31, 2024, the Company’s additions to property and equipment, net were $0.4 million which primarily related to an increase in leasehold improvements from the Company’s U.S. office in Germantown, Maryland (three months ended March 31, 2023: $4.8 million).
Depreciation expense for the three months ended March 31, 2024 was $0.6 million (three months ended March 31, 2023: $0.4 million, respectively).

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6.    Intangible Assets, Net
The gross amount of amortizable intangible assets, consisting of acquired developed technology, was $31.6 million as of March 31, 2024 and December 31 2023, respectively, and accumulated amortization was $7.3 million and $6.5 million as of March 31, 2024 and December 31, 2023, respectively. The amortization expense for the three months ended March 31, 2024 was $0.8 million (three months ended March 31, 2023: $0.8 million). The estimated annual amortization expense is $3.2 million for the years 2024 through to 2031.
7.    Prepaid Expenses and Other Current Assets (in thousands):

	March 31, 2024	December 31, 2023
Prepayments and accrued income	$5,093	$5,402
Value Added Tax receivable	1,196	3,031
Other	1,675	1,474
Total	$7,964	$9,907
8.    Accrued Expenses and Other Current Liabilities (in thousands):

	March 31, 2024	December 31, 2023
Accrued manufacturing and clinical expenses	$4,437	$4,003
Accrued bonus	660	2,412
Accrued payroll and employee benefits	1,152	789
Accrued professional fees	1,048	942
Accrued other	1,033	1,066
Total	$8,330	$9,212

9. Grant Income

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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the period ended March 31, 2024, $1.6 million proceeds have been received and $0.2 million income has been recognized in relation to this contract. This is presented as other operating income in the Statements of Operations and Comprehensive Loss.

The Funding Agreement cash payments are restricted as to the use and management of the funds. The remaining unused amounts of the Funding Agreement cash payments of $1.4 million as at March 31, 2024 are reflected in Cash, cash equivalents and restricted cash in the condensed consolidated balance sheets until expenditures contemplated in the Funding Agreement are incurred.

Deferred income

Deferred income primarily relates to payments received from CEPI in advance of the eligible research and development expenses being incurred and are disclosed as deferred income separately in the condensed consolidated balance sheets. Deferred income is released to the condensed consolidated statement of operations and comprehensive loss in the period in which such research and development activities are actually performed in a manner that satisfies the conditions of the Funding Agreement.

Changes in the deferred income during the three months ended March 31, 2024 and 2023, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$—	$—
Cash payments received	1,629	—
Other income recognized related to the Funding Agreement	(205)	—
Foreign exchange translation	10	—
Ending balance	$1,434	$—
10.    Ordinary Shares
All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of March 31, 2024:
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
On November 6, 2023, we held a general meeting where our shareholders approved resolutions granting our board of directors or any duly authorized committee of the board of directors the authority to allot shares in the Company or grant rights to subscribe for or to convert any security into shares in the Company free from pre-emption rights. Pursuant to such approval, our board of directors was authorized to allot shares up to an aggregate nominal amount of £1,928 free from statutory pre-emption rights. The granting of this authority and the corresponding disapplication of preemptive rights was in addition to all subsisting authorities. This disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
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
12.  Fair Value
The Company’s financial instruments consist of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, certain accrued expenses, and contingent consideration. The carrying amounts of cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses approximated their respective fair value due to the short-term nature and maturity of these instruments.
As of March 31, 2024, the Company had a contingent consideration liability of $1.9 million related to the acquisition of Avidea Technologies, Inc. The fair value of the contingent consideration is a Level 3 valuation with the significant unobservable inputs being the probability of success of achievement of the milestones and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$1,823	$1,711
Change in fair value recognized in net loss/(gain)	60	(38)
Foreign exchange translation recognized in other comprehensive loss	(16)	37
Ending balance	$1,867	$1,710
13.  Goodwill
The Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization continues to be below the value of the net assets of the Company. Therefore, the Company performed an interim qualitative assessment as of March 31, 2024 to determine whether it was more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount and hence no impairment loss has been recognized.
14.  Share-Based Compensation
During the three month period ended March 31, 2024, in accordance with the terms of the Annual Increase of the Barinthus Biotherapeutics plc Award Plan 2021 (the “Plan”), the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2023.
For the three months ended March 31, 2024, the Company granted 1,627,958 options to employees and directors with a weighted average grant date fair value of $2.90 and a weighted average exercise price of $3.67 per share (March 31, 2023: granted 1,987,289 options, weighted average grant date fair value of $2.01 and a weighted average exercise price of $2.53 per share). For the three months ended March 31, 2024, 70,946 options (March 31, 2023: 57,970 ) were forfeited.
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Expected volatility	108.8%	97.4%
Expected term (years)	6.0	6.0
Risk-free interest rate	4.0%	3.6%
Expected dividend yield	—%	—%
As of March 31, 2024, 7,645,076 options with a weighted average exercise price of $6.20 were outstanding. As of March 31, 2024, there was $6.2 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.9 years. As of March 31, 2023, 6,807,859 options with a weighted average exercise price of $9.69 were outstanding.
Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$712	$1,119
General and administrative	903	1,103
Total	$1,615	$2,222

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15.  Commitments and Contingencies
In-License Agreements
The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, human papillomavirus infection, (“HPV”), hepatitis B virus (“HBV”) and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the three month periods ended March 31, 2024 and 2023.
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
The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	March 31, 2024	December 31, 2023
Right-of-use asset	$7,408	$7,581
Lease liability, current	1,909	1,785
Lease liability, non-current	10,897	11,191

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31,
	2024	2023
Other information
Operating cash flows from operating leases	$346	$220
Weighted average remaining lease term (years)	8.71	9.71
Weighted average discount rate	7.5%	7.6%

	Three months ended March 31,
	2024	2023
Lease Cost
Short-term lease costs	$—	$152
Fixed lease costs	359	279
Total lease cost	$359	$431
Future annual minimum lease payments under operating leases as of March 31, 2024, were as follows (in thousands):

Remainder of 2024	$1,430
2025	1,926
2026	1,951
2027	1,975
2028	2,001
Thereafter	7,974
Total minimum lease payments	$17,257
Less: imputed interest	(4,451)
Total lease liability	$12,806
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
16.  Related Party Transactions
During the three months ended March 31, 2024, the Company incurred expenses of $0.2 million (three months ended March 31, 2023: $0.1 million) from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford. As of March 31, 2024, the Company owed $0.01 million (December 31, 2023: $0.002 million) to Oxford University Innovation Limited.
During the three months ended March 31, 2024, the Company recognized license revenue of nil (three months ended March 31, 2023: $0.5 million), from Oxford University Innovation Limited. As of March 31, 2024, the Company was owed nil (December 31, 2023: nil) from Oxford University Innovation Limited.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this unaudited Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 20, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K and in other filings with the SEC.
Overview
We are a clinical-stage biopharmaceutical company developing novel T cell immunotherapeutic candidates designed to guide the immune system to overcome chronic infectious diseases, autoimmunity and cancer. Helping patients and their families is the guiding principle at the heart of Barinthus Bio. We stand apart through our broad pipeline, built around four proprietary platform technologies; two viral vector platforms, ChAdOx and MVA; and two synthetic SNAP platforms, SNAP-Tolerance Immunotherapy, or SNAP-TI and SNAP-Cancer Immunotherapy, or SNAP-CI. These platforms are enabling us to develop antigen-specific immunotherapeutic candidates designed to optimize the disease fighting capabilities of T cells and guide them towards a healthy balance. Our immunotherapeutic candidates are designed to work by increasing disease-specific CD8+ T cell activity in the case of chronic infectious diseases and cancers, or by dampening CD4+ and CD8+ T cells, and increasing regulatory T cells in autoimmunity.

Harnessing our range of proprietary viral vector and synthetic platform technologies, we are advancing a pipeline of four product candidates across a diverse range of therapeutic areas, including: VTP-300, a Phase 2 immunotherapeutic candidate designed as a potential component of a functional cure for chronic infection; VTP-200, a Phase 2 nonsurgical product candidate for persistent high-risk HPV; VTP-1000, our first preclinical autoimmune candidate designed to utilize the SNAP-TI platform to treat patients with celiac disease; and VTP-850, a second-generation Phase 2 immunotherapeutic candidate designed to treat recurrent prostate cancer.
Alongside these proprietary programs, we have partnerships in place to advance three additional prophylactic and therapeutic product candidates in Middle East Respiratory Syndrome, or MERS, Zoster and Non-Small Cell Lung Cancer, or NSCLC. We also coinvented a COVID-19 vaccine with the University of Oxford, which has been exclusively licensed worldwide to AstraZeneca. The co-invention of the COVID-19 vaccine demonstrated our ability to navigate a changing environment with speed and efficiency and lead the way in responding to urgent medical needs, as well as providing a strong proof of concept for the ChAdOx platform.
We believe our proven scientific expertise, diverse portfolio and focus on product candidate development uniquely positions us to navigate towards delivering treatments for patients with infectious diseases, autoimmune-disorders and cancers that have a significant impact on their every day lives.
On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of March 31, 2024, we have sold 1,329,260 ordinary shares represented by ADSs under the sales agreement, amounting to net proceeds of $3.5 million.
We incurred net losses each year since inception through to December 31, 2021. For the year ended December 31, 2022, we generated net income of $5.3 million, primarily as a result of revenues arising from AstraZeneca sales of Vaxzevria and our agreement with OUI. For the year ended December 31, 2023, we generated a net loss of $73.4 million. For the three months ended March 31, 2024, we incurred a net loss of $15.5 million. As of March 31, 2024, we had an accumulated deficit of $192.1 million and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

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
•acceptance of investigational new drug applications, or INDs, for our planned clinical trials or future clinical trials;
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

A change in the outcome of any of these or other variables with respect to the development of any of our current and future product candidates could significantly change the costs and timing associated with the development of that product candidate, in either direction. Furthermore, our operating plans may change in the future owing to research outcomes or other opportunities, and we may need additional funds to meet operational needs and capital requirements associated with such altered operating plans. Unless and until we can generate a substantial amount of revenue from our product candidates, if approved, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. Based on our research and development plans, we expect that our existing cash, cash equivalents and restricted cash and other financial resources, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.

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
Recent Development

Program	Product Candidate*	Therapeutic For	Preclinical	Phase 1	Phase 2	Phase 3	Status/Anticipated Upcoming Milestones
Infectious Disease Programs	VTP-300	Chronic Hepatitis B Virus (HBV) infection					Phase 2b & Phase 2a interim analysis (Q2 2024)
	VTP-200	Persistent Human Papillomavirus (HPV) infection					Phase 1b/2 complete, analysis ongoing
Autoimmune Programs	VTP-1000	Celiac disease					Phase 1 initiation (Q3 2024)
Cancer Programs	VTP-800/850	Prostate cancer					Phase 1/2 futility data (2025)

Program	Product Candidate		Partner	Preclinical	Phase 1	Phase 2	Phase 3	Marketed	Barinthus Bio Rights	Status/Anticipated Upcoming Milestones
Cancer Programs	VTP-600	**NSCLC/Squamous Esophageal cancer therapeutic** in combo. with checkpoint inhibitor + chemo	Ludwig Cancer Research; Cancer Research UK						**Worldwide (76% of Sub.)**	Phase 1/2a ongoing
Prophylactic Programs	VTP-500	MERS	University of Oxford; CEPI						**Worldwide**	Initiation of Phase 2
	VTP-400	Zoster	CanSinoBIO						**Worldwide (excl. China)**	Phase 1 ongoing

Data supporting proof-of-concept announced; ChAdOx only; Existing human clinical data; Near-term proof-of-concept readout

ChAdOx + MVA | SNAP-TI

These are estimated timelines only and our pipeline may be subject to change.
VTP-1000: Celiac disease
In April 2024, IND clearance was received from the FDA to progress VTP-1000 in a first in human clinical trial in Celiac disease. GLU001 is a randomized, placebo-controlled Phase 1 trial with a controlled gluten challenge to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-1000 in adults with celiac disease. The study is designed in two parts; a single ascending dose part followed by a multiple ascending dose part, each randomized and placebo-controlled with three dose levels. The primary endpoint is assessment of the safety and tolerability of single and multiple dosing, and determination of a dose and schedule for further investigation. The trial also aims to demonstrate proof-of-principle of induction of immune tolerance and early proof-of-concept for VTP-1000 as a potential treatment for celiac disease based on assessment of pharmacodynamics and preliminary efficacy determined by means of a controlled gluten challenge. This Phase 1 trial has also received Ethics Committee approval to proceed in Australia.
Topline Data from Phase 1b/2 APOLLO Trial of VTP-200 in Persistent High-Risk Human Papillomavirus ("hrHPV") Infections
On April 18, 2024, we announced topline final data from the APOLLO trial, (also known as HPV001) a Phase 1b/2 dose-ranging study of VTP-200 in women with low-grade cervical lesions associated with persistent hrHPV infection. APOLLO was a randomized, placebo-controlled Phase 1b/2 multi-center trial of 108 participants across the UK and EU evaluating the safety, tolerability and immunogenicity of VTP-200 in women aged 25-55 with persistent hrHPV infection and low-grade cervical lesions. The primary objective was to evaluate the safety and tolerability of VTP-200. The trial was also designed to assess the effect of VTP-200 on clearance of hrHPV infection and cervical lesion(s), as well as select appropriate doses for further development.

The APOLLO study met its primary safety endpoint, demonstrating that VTP-200 was generally well-tolerated and was administered with no treatment-related grade 3 or higher unsolicited AEs and no treatment-related SAEs.

The highest hrHPV clearance rate of 60% at Month 12 was observed in group 2, which included the highest dose of ChAdOx, compared to a 33% clearance rate in the placebo group. Groups 1, 3, 4 and 5 showed 12%, 11%, 33% and 36% hrHPV clearance rates, respectively.

The study also evaluated cervical lesion clearance rates in participants with both reported lesions at screening and visualization of the cervical transformation zone at 12 months (n=57). The highest cervical lesion clearance rate of 67% was observed in group 2 and group 5, both received the highest dose of ChAdOx, compared to 39% in the placebo group. Groups 1, 3 and 4 showed 40%, 20% and 33% cervical lesion clearance rates, respectively.

Pooled data from the five active dose groups showed no significant improvement in hrHPV clearance or cervical lesion clearance rates in comparison to the placebo group. Future development options for the VTP-200 program are currently being evaluated with further analyses ongoing.
Management Team
On May 1, 2024, we announced the appointment of Dr. Leon Hooftman as Chief Medical Officer. Dr. Hooftman will join the company on June 3, 2024, and brings significant drug development expertise across a broad array of therapeutic areas including immunology, autoimmunity, hematology, oncology and infectious diseases.
VTP-300 interim data update at the European Association for the Study of the Liver ("EASL") Congress
On June 5-8, 2024, we will present interim data at the EASL Congress in Milan, Italy, following the acceptance of an abstract on HBV003, an ongoing Phase 2b trial designed to further evaluate the safety and efficacy of VTP-300 when combined with a low-dose anti-PD-1 antibody, and standard-of-care (SoC) nucleos(t)ide analogue (NUC) therapy. An abstract has also been accepted at the EASL Congress for interim data from the Phase 2a AB-729-202 trial combining Arbutus Biopharma Corporation’s RNAi therapeutic candidate, imdusiran (AB-729), with Barinthus Bio’s T cell stimulating immunotherapeutic candidate, VTP-300, and SoC NUC therapy.
Impact of Israel and Gaza Conflict
In respect of the international situation in Israel and Gaza, we have no operations or suppliers based in Israel or Gaza, and as a result, as of the date of this Quarterly Report on Form 10-Q, we believe the impact on our business, operations and financial condition will be minimal.
Impact of the Ukraine Crisis
In respect of the international situation in Ukraine, we have no operations or suppliers based in Ukraine, Belarus or Russia, and as a result, as of the date of this Quarterly Report on Form 10-Q, we believe the impact on our business, operations and financial condition will be minimal.
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
In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. In March 2022, we were notified by OUI of the commencement of revenue relating to commercial sales of Vaxzevria. Our revenue for the three months ending March 31, 2024 was nil (three months ending March 31, 2023: $0.5 million), representing the amounts we have been notified of as due by OUI to date and an estimate of future receipts, constrained to the extent that it is probable that a significant reversal of revenue would not occur. In May 2024, AstraZeneca announced its planned withdrawal of Vaxzevria as demand had declined, and therefore we do not expect to receive any significant future revenue relating to commercial sales of Vaxzevria.
Operating Expenses
Our operating expenses since inception have consisted of research and development costs and general and administrative costs.
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a new next-generation adenoviral vector, acquiring new technology platforms including SNAP (SNAP-TI and SNAP-CI), conducting preclinical studies, developing various manufacturing processes, and advancing clinical development of our programs including Phase 2 clinical trials for VTP-100, which we subsequently discontinued development of, as well as initiating the clinical trials for VTP-200, VTP-300, VTP-600 and VTP-850 and readying VTP-500, and VTP-1000 for clinical trials. Research and development activities account for a large portion of our operating expenses, and we expect research and development expenses to increase in the future. Research and development costs are expensed as incurred. These costs include:
•salaries, benefits, and other related costs, including share-based compensation, for personnel engaged in research and development functions;
•expenses incurred in connection with the development of our programs including preclinical studies and clinical trials of our product candidates, under agreements with third parties, such as consultants, contractors, academic institutions and contract research organizations, or CROs;
•the cost of manufacturing drug products for use in preclinical development and clinical trials, including agreements with third parties, such as contract manufacturing organizations, consultants and contractors;
•laboratory costs; and
•leased facility costs, equipment depreciation and other expenses, which include direct and allocated expenses.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related expenses, including share-based compensation, in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, rent expenses related to our offices, depreciation, foreign exchange gains and losses on our cash balances, other central non-research costs and changes in the fair value of contingent consideration. When determining the fair value of contingent consideration, significant judgment is used to determine the probability of success of achievement of the technology and clinical milestones and the date of the expected milestone. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities in both the United Kingdom and United States and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs will increase as our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.
Other Operating Income
Other operating incomes include the CEPI Funding Agreement pursuant to which CEPI will provide funding to us to advance the development of VTP-500, our vaccine candidate against MERS. When there is reasonable assurance that we will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, grant income is recognized as other operating income on a gross basis in the condensed consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which we recognize expenses for the related costs for which the grants are intended to compensate. Payments received in advance of incurring reimbursable expenses are recorded as deferred income. Any remaining unused amounts of the cash payments received on the balance sheet will be disclosed as restricted cash in the notes of the financial statement.
Other Income/(Expense)
Interest Income
Interest income results primarily from the interest earned on our short-term cash deposits and cash balances held by Barinthus Biotherapeutics (UK) Limited.
Interest Expense
Interest expense results primarily from the asset retirement obligation discounted over the length of the relevant lease.
Research and Development Incentives
Research and development incentives contain payments receivable from the United Kingdom government related to corporation tax relief on research and development projects in the United Kingdom. We account for such relief received as other income.
We benefit from the United Kingdom research and development tax credit regime, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program.
Until March 2023 under the SME program, we were able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of up to 33.35% of such qualifying research and development expenditure. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects. Certain subcontracted qualifying research and development expenditures are eligible for a cash rebate of up to 21.67%. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.
From April 2023, under the SME Program, the enhanced rate of deduction has decreased from 230% to 186%, the SME credit rate has been reduced from 14.5% to 10% (except for R&D intensive SMEs, which will benefit from a credit rate of 14.5%), and our SME cash rebate has been reduced from an effective rate of 33.35% to 18.6% (or 26.97% for R&D intensive SMEs) and from 21.67% to 12.1% for subcontractors. We are assessing if we can claim under the loss-making R&D Intensive Scheme for SMEs, which will provide benefits consistent with those claimed under the current SME Programs.
We may not be able to continue to claim research and development tax credits under the SME program in the future because we may no longer qualify as a small or medium-sized company. In addition, the EU State Aid cap limits the total aid claimable in respect of a given project to €7.5 million which may impact our ability to claim R&D tax credits in future. Further, the U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of

£20,000 with effect from April 2021 by reference to, broadly, three times our the total Pay As You Earn, or PAYE, and National Insurance Contributions, or NICs, liability, subject to an exception which prevents the cap from applying. That exception requires us to create, take steps to create or manage intellectual property, as well as having qualifying research and development expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If such an exception does not apply, this could restrict the amount of payable credit that we claim.
Unsurrendered UK losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of UK taxable profits.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue, income and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to fair value of contingent consideration and impairment of goodwill and intangible assets. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
We believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.
Goodwill
We assess goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amounts may not be recoverable. We have elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. The goodwill of $12.2 million recognized as of March 31, 2024 related to the acquisition of Avidea on December 10, 2021. We performed an interim assessment as of March 31, 2024 to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, we have not recognized any impairment losses related to goodwill for the three months ending March 31, 2024.
Long-lived assets
The Company reviews long-lived assets to be held and used, including property and equipment, intangible assets and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded during the three months ended March 31, 2024.

Contingent consideration
We recognize a contingent consideration liability related to the acquisition of Avidea. The liability is remeasured to fair value at each reporting date until the contingency is resolved. The fair value of the contingent consideration is a Level 3 valuation determined using significant unobservable inputs being the probability of success of achievement of the milestones and the expected date of the milestone achievement. Changes in fair value are recognized in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a combination of cash and ADSs, upon the achievement of certain milestones. This contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date, and subsequently remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The fair value of contingent consideration is based on the probability of pursuit of the activity associated with the milestone, the probability of success of the achievement of the milestone, the expected date of milestone achievement and applying the relevant discount rate.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table sets forth the significant components of our results of operations (in thousands):

	Three months ended March 31, 2024	Three months ended March 31, 2023	Change
Revenue from Licenses, Grants & Services	$—	$468	$(468)
Operating expenses:
Research & development	11,125	9,814	1,311
General and administrative	5,994	12,138	(6,144)
Total operating expenses	17,119	21,952	(4,833)
Other operating income	205	—	205
Loss from operations	(16,914)	(21,484)	4,570
Other income (expense)
Interest income	775	1,588	(813)
Interest expense	(12)	—	(12)
Research and development incentives	594	1,157	(563)
Total other income	1,357	2,745	(1,388)
Loss before income tax	(15,557)	(18,739)	3,182
Tax benefit	37	516	(479)
Net loss	$(15,520)	$(18,223)	$2,703
Revenue
For the three months ended March 31, 2024, and 2023, our revenue consisted of nil and $0.5 million respectively, from the OUI License Agreement Amendment with respect to payments from OUI in connection with commercial sales of Vaxzevria. The decrease in revenue from the OUI License Agreement Amendment, compared to the prior period, resulted from substantially declined sales of Vaxzevria due to a decrease in demand. In May 2024, AstraZeneca announced its planned withdrawal of Vaxzevria as demand had declined, and therefore we do not expect to receive any significant future revenue relating to commercial sales of Vaxzevria.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31, 2024	Three months ended March 31, 2023	Change
Direct research and development expenses by program:
VTP-200 HPV	$1,253	$1,338	$(85)
VTP-300 HBV	1,913	2,118	(205)
VTP-500 MERS[1]	172	—	172
VTP-600 NSCLC[2]	164	275	(111)
VTP-850 Prostate cancer	178	215	(37)
VTP-1000 Celiac	1,374	1,572	(198)
Other and earlier stage programs[3]	784	280	504
Total direct research and development expenses	5,838	5,798	40
Indirect research and development expenses:
Personnel-related (including share-based compensation)	4,335	3,601	734
Facility related	390	371	19
Other indirect costs	562	44	518
Total indirect research and development expenses	5,287	4,016	1,271
Total research and development expenses	$11,125	$9,814	$1,311

[1]The development of VTP-500 is funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (CEPI).
[2]The VTP-600 NSCLC Phase 1/2a trial is sponsored by Cancer Research UK.
Research and development expenses related to VTP-1100 HPV Cancer were previously included with VTP-1000 Celiac but are now included in 'Other and earlier stage programs' because we are focusing resources on other clinical programs and deferring the planned IND application for VTP-1100 in HPV cancer.

Our research and development expenses for the three months ended March 31, 2024 and 2023 were $11.1 million and $9.8 million, respectively.
Direct expenses for the three months ended March 31, 2024 and 2023 were $5.8 million and $5.8 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $0.04 million increase, $0.5 million pertains to an increase in other and earlier stage programs mainly due to the reclassification of VTP-1100 HPV cancer cost in the current period to other earlier stage programs. These increases were partially offset by $0.1 million decrease in VTP-200 HPV and $0.2 million for VTP-300 HBV due to a reduction in clinical trial and manufacturing development costs.
Indirect research and development expenses for the three months ended March 31, 2024 and 2023 were $5.3 million and $4.0 million, respectively. Of the $1.3 million increase, $0.7 million related to an increase in headcount across locations in the United Kingdom and United States and $0.5 million increase in other indirect costs was primarily due to research and development overhead costs related to the new U.S. laboratory and office facility that we relocated to in June 2023.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2024 and 2023 were $6.0 million and $12.1 million, respectively. The decrease of $6.1 million relates primarily to a gain of $1.2 million on foreign exchange for the three months ended March 31, 2024, compared to a loss of $3.5 million for the three months ended March 31, 2023 a decrease in personnel expenses, including share-based payment charges of $0.8 million, primarily due to a reduction in non-cash share-based payment charges, and a decrease in insurance costs of $0.9 million due to a reduction in insurance premiums.

Other Operating Income
For the three months ended March 31, 2024 and 2023, other operating income was $0.2 million and nil, respectively, resulting from the funding provided by CEPI under the Funding Agreement, dated December 20, 2023, entered into by and among us, the Chancellors, Masters and Scholars of the University of Oxford and the CEPI in the three months ended March 31, 2024.
Interest Income
For the three months ended March 31, 2024 and 2023, interest income was $0.8 million and $1.6 million, respectively, resulting from the interest earned on our short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the three months ended March 31, 2024 and 2023 research and development incentives were $0.6 million and $1.2 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom.
Tax benefit
For the three months ended March 31, 2024 and 2023, the tax benefit was $0.04 million and $0.5 million respectively, which primarily relates to movements in deferred tax.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront, royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment. Through March 31, 2024, we received gross proceeds of approximately $328.4 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of March 31, 2024, we had cash, cash equivalents and restricted cash of $130.0 million. Recent financing and corporate milestones include the following:
•Between July 2020 and November 2020, we raised gross proceeds of $41.2 million from the issuance of convertible loan notes;
•In March 2021, we raised gross proceeds of $125.2 million from the issuance of our series B shares;
•In May 2021, we raised gross proceeds of $110.5 million from the initial public offering of our ordinary shares on NASDAQ;
•Between April 2022 and June 2023, we received $44.5 million of cash from OUI for the commercial sales of Vaxzevria;
•Between December 2022 and March 2024, we raised net proceeds of $3.5 million from the issuance of shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC.
On August 9, 2022, we filed the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of March 31, 2024, we have sold 1,329,260 ordinary shares represented by ADSs under the sales agreement amounting to net proceeds of $3.5 million.

We do not currently expect positive cash flows from operations in the foreseeable future, if at all. In most periods, we have incurred operating losses as a result of ongoing efforts to develop our immunotherapy platforms and our product candidates, including conducting ongoing research and development, preclinical studies, clinical trials, providing general and administrative support for these operations and developing our intellectual property portfolio. We expect to continue to incur net negative cash flows from operations for at least the next few years as we progress clinical development, seek regulatory approval, prepare for and, if approved, proceed to manufacture and commercialization of our most advanced product candidates. Operating profits may arise earlier if programs are licensed or sold to third parties before final approval, but this cannot be guaranteed.
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Net cash used in operating activities	$(11,822)	$(3,174)
Net cash used in investing activities	(308)	(2,507)
Net cash provided by financing activities	503	1,689
Effect of exchange rates on cash, cash equivalents and restricted cash	(492)	935
Net decrease in cash, cash equivalents and restricted cash	$(12,119)	$(3,057)
Cash Used in Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $11.8 million, primarily resulting from our net loss of $15.5 million adjusted by share based compensation of $1.6 million, depreciation and amortization of $1.4 million, non-cash lease expenses of $0.4 million, unrealized foreign exchange gain of $1.0 million and changes in our operating assets and liabilities, net of $1.3 million primarily related to a $1.9 million decrease in prepaid expenses and other current assets, $1.4 million increase in deferred revenue, a $0.8 million decrease in accrued expenses, $0.5 million decrease in accounts payable and $0.3 million decrease in operating lease liabilities.

During the three months ended March 31, 2023, net cash used in operating activities was $3.2 million, primarily resulting from our net loss of $18.2 million adjusted by share based compensation of $2.2 million, depreciation and amortization of $1.2 million, foreign exchange loss of $3.5 million, and changes in our operating assets and liabilities, net of $8.3 million.
Net Cash Used in Investing Activities
During the three months ended March 31, 2024 and 2023, cash used in investing activities was $0.3 million and $2.5 million, respectively. These amounts resulted primarily from capital expenditures related to leasehold improvements on our new office in Germantown, Maryland, United States.
Net Cash Provided by/(Used in) Financing Activities

During the three months ended March 31, 2024 and 2023, cash provided by financing activities was $0.5 million and $1.7 million, respectively. These amounts primarily related to net proceeds received from the issuance of ordinary shares through the “at-the-market” sales agreement.
Effect of exchange rates on cash, cash equivalents and restricted cash
During the three months ended March 31, 2024 and 2023, the effect of foreign exchange on cash, cash equivalents and restricted cash was a loss of $0.5 million and a gain of $1.0 million respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.
Future Funding Requirements
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, through to December 31, 2021. We were profitable in 2022, however we have negative operating cash flows for the period ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $192.1 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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
•the timing of success achieved and the costs involved in obtaining regulatory and marketing approvals and developing our ability to establish license or sale transactions and/or sales and marketing capabilities, if any, for our current and future product candidates if clinical trials and approval processes are successful;
•the success of our collaborations with CanSino, CRUK and the Ludwig Institute and any future collaboration partners;
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
Based on our research and development plans, we expect that our existing cash, cash equivalents and restricted cash and other financial resources, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.
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
We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of March 31, 2024.
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
Item 3.     Quantitative and Qualitative Disclosure About Market Risk
Foreign Currency and Currency Translation
We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Barinthus Biotherapeutics plc and its consolidated subsidiaries, Barinthus Biotherapeutics (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Australia Pty, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Italia S.R.L, is the euro. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Switzerland GmbH, is the Swiss franc. Our cash, cash equivalents and restricted cash as of March 31, 2024 consisted primarily of cash balances held by Barinthus Biotherapeutics (UK) Limited in United States dollars.
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
We incur significant operating costs in the U.K. and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our U.K. operations that are settled in pound sterling. For the three months ended March 31, 2024, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in an immaterial change to our expenses denominated in pound sterling for the three months ended March 31, 2024 and 2023.
Interest Rate Sensitivity
We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash, cash equivalents and restricted cash of $130.0 million as of March 31, 2024, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024.
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

Based on our evaluation, our management, with the participation of our principal executive officer and principal financial officer, has concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2024, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A     Risk Factors.
There have been no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K as filed with the SEC on March 20, 2024.
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
•the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application, or IND and Biological License Application filings for our current and future product candidates, and final U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, United Kingdom Medicines and Healthcare products Regulatory Agency, or MHRA, or other foreign regulatory authority approvals relating to our current and future product candidates;
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
•the impact of global economic and political developments on our business, including rising or sustained high inflation and capital market disruptions, the conflict in Ukraine, the conflict in Israel and Gaza, disruptions in the banking industry, economic sanctions and economic slowdowns or recessions that may result from such developments; and
•our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.
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
This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Unless the context otherwise requires, reference in this Quarterly Report to the terms “Barinthus Bio,” “the Company,” “we,” “us,” “our,” and similar designations refer to Barinthus Biotherapeutics plc and, where appropriate, our wholly-owned subsidiaries. As used herein, all references before November 7, 2023 to (i) Barinthus Biotherapeutics plc shall refer to Vaccitech plc, (ii) Barinthus Biotherapeutics (UK) Limited shall refer to Vaccitech (UK) Limited, (iii) Barinthus Biotherapeutics North America, Inc., or Barinthus Bio NA shall refer to Vaccitech North America, Inc., (iv) Barinthus Biotherapeutics Switzerland GmbH shall refer to Vaccitech Switzerland GmbH (v) Barinthus Biotherapeutics S.R.L. shall refer to Vaccitech Italia S.R.L. and (vi) Barinthus Biotherapeutics Pty Limited shall refer to Vaccitech Australia Pty Limited, after which the name change described herein shall have taken effect.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2024 that were not registered under the Securities Act.
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
Item 3.      Defaults Upon Senior Securities.
Not Applicable.
Item 4.      Mine Safety Disclosures.
Not Applicable.
Item 5.      Other Information.
Rule 10b5-1 Trading Plans
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2024.
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
_______________________________________________
*Filed herewith.

**This certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINTHUS BIOTHERAPEUTICS PLC

Date: May 13, 2024	By:	/s/ William Enright
William Enright Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2024	By:	/s/ Gemma Brown
Gemma Brown Chief Financial Officer (Principal Financial and Accounting Officer)