Form 10-Q
period 2024-06-30
Barinthus Biotherapeutics plc.
filed 2024-08-08
CIK 1828185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of August 1, 2024, the registrant had 39,414,722 ordinary shares, nominal value £0.000025 per share, outstanding.

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
i

PART I -  FINANCIAL INFORMATION
Item 1. Financial Statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Cash, cash equivalents and restricted cash	$117,774	$142,090
Research and development incentives receivable	4,523	4,908
Prepaid expenses and other current assets	9,582	9,907
Total current assets	131,879	156,905
Goodwill	12,209	12,209
Property and equipment, net	10,962	11,821
Intangible assets, net	23,527	25,108
Right of use assets, net	7,286	7,581
Other assets	886	882
Total assets	$186,749	$214,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,556	$1,601
Accrued expenses and other current liabilities	10,278	9,212
Deferred income	839	—
Operating lease liability - current	1,916	1,785
Total current liabilities	15,589	12,598
Non-current liabilities:
Operating lease liability - non-current	10,654	11,191
Contingent consideration	1,888	1,823
Other non-current liabilities	1,338	1,325
Deferred tax liability, net	490	574
Total liabilities	$29,959	$27,511
Commitments and contingencies (Note 15)
Stockholders’ equity:
Ordinary shares, £0.000025 nominal value; 39,184,338 shares authorized, issued and outstanding (December 31, 2023: authorized, issued and outstanding: 38,643,540)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2023: authorized, issued and outstanding: 63,443)	86	86
Additional paid-in capital	390,273	386,602
Accumulated deficit	(209,010)	(176,590)
Accumulated other comprehensive loss – foreign currency translation adjustments	(24,732)	(23,315)
Total stockholders’ equity attributable to Barinthus Biotherapeutics plc shareholders	156,618	186,784
Noncontrolling interest	172	211
Total stockholders’ equity	$156,790	$186,995
Total liabilities and stockholders’ equity	$186,749	$214,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
License revenue [1]	$—	$334	$—	$802
Total revenue	—	334	—	802
Operating expenses
Research and development	11,662	13,543	22,787	23,357
General and administrative	7,201	13,128	13,195	25,266
Total operating expenses	18,863	26,671	35,982	48,623
Other operating income	577	—	782	—
Loss from operations	(18,286)	(26,337)	(35,200)	(47,821)
Other income/(expense):
Interest income	635	522	1,410	2,110
Interest expense	(12)	(14)	(24)	(14)
Research and development incentives	693	559	1,287	1,716
Other income	20	310	20	310
Total other income, net	1,336	1,377	2,693	4,122
Loss before income tax	(16,950)	(24,960)	(32,507)	(43,699)
Tax benefit	7	1,136	44	1,652
Net loss	(16,943)	(23,824)	(32,463)	(42,047)
Net loss attributable to noncontrolling interest	12	22	43	65
Net loss attributable to Barinthus Biotherapeutics plc shareholders	(16,931)	(23,802)	(32,420)	(41,982)

Weighted-average ordinary shares outstanding, basic	39,041,111	38,407,672	38,907,296	38,211,625
Weighted-average ordinary shares outstanding, diluted	39,041,111	38,407,672	38,907,296	38,211,625
Net loss per share attributable to ordinary shareholders, basic	$(0.43)	$(0.62)	$(0.83)	$(1.10)
Net loss per share attributable to ordinary shareholders, diluted	$(0.43)	$(0.62)	$(0.83)	$(1.10)

Net loss	$(16,943)	$(23,824)	$(32,463)	$(42,047)
Other comprehensive gain/(loss) – foreign currency translation adjustments	164	5,604	(1,413)	10,184
Comprehensive loss	(16,779)	(18,220)	(33,876)	(31,863)
Comprehensive loss attributable to noncontrolling interest	11	15	39	52
Comprehensive loss attributable to Barinthus Biotherapeutics plc shareholders	$(16,768)	$(18,205)	$(33,837)	$(31,811)
1Includes license revenue from related parties for the three and six months ended June 30, 2024 of nil and for the three and six months ended June 30, 2023 of $0.3 million and $0.8 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
(UNAUDITED)

	Three and Six months ended June 30, 2024
	Ordinary Shares			Deferred A Shares
	Shares	Amount		Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Non-Controlling Interest	Total Stockholders' Equity
Balance, January 1, 2024	38,643,540	$1		63,443	$86	$386,602	$(176,590)	$(23,315)	$186,784	$211	$186,995
Share based compensation	—	—		—	—	1,615	—	—	1,615	—	1,615
Issue of ordinary shares, net of issuance costs	309,416	0	1	—	—	503	—	—	503	—	503
Foreign currency translation adjustments	—	—		—	—	—	—	(1,580)	(1,580)	3	(1,577)
Net loss	—	—		—	—	—	(15,489)	—	(15,489)	(31)	(15,520)
Balance, March 31, 2024	38,952,956	$1		63,443	$86	$388,720	$(192,079)	$(24,895)	$171,833	$183	$172,016
Share based compensation	—	—		—	—	1,195	—	—	1,195	—	1,195
Issue of ordinary shares, net of issuance costs	231,382	0	1	—	—	358	—	—	358	—	358
Foreign currency translation adjustments	—	—		—	—	—	—	163	163	1	164
Net loss	—	—		—	—	—	(16,931)	—	(16,931)	(12)	(16,943)
Balance, June 30, 2024	39,184,338	$1		63,443	$86	390,273	$(209,010)	$(24,732)	$156,618	$172	$156,790

	Three and Six months ended June 30, 2023
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Non-Controlling Interest	Total Stockholders' Equity
Balance, January 1, 2023	37,683,531	$1		63,443	$86	570,987	$8	27,828,231	$0	1	$379,504	$(103,243)	$(33,460)	$242,896	$305	$243,201
Share based compensation	—	—		—	—	—	—	—	—		2,222	—	—	2,222	—	2,222
Issue of ordinary shares, net of issuance costs	673,494	0	1	—	—	—	—	—	—		1,789	—	—	1,789	—	1,789
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—	—	4,574	4,574	6	4,580
Cancellation of deferred shares	—	—		—	—	(570,987)	(8)	(27,828,231)	(0)	1	8	—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—		—	(18,180)	—	(18,180)	(43)	(18,223)
Balance, March 31, 2023	38,357,025	$1		63,443	$86	—	$—	—	$—		$383,523	$(121,423)	$(28,886)	$233,301	$268	$233,569
Share based compensation	—	—		—	—	—	—	—	—		1,990	—	—	1,990	—	1,990
Issue of ordinary shares, net of issuance costs	167,034	0	1	—	—	—	—	—	—		123	—	—	123	—	123
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—	—	5,597	5,597	7	5,604
Net loss	—	—		—	—	—	—	—	—		—	(23,802)	—	(23,802)	(22)	(23,824)
Balance, June 30, 2023	38,524,059	$1		63,443	$86	—	$—	—	$—		$385,636	$(145,225)	$(23,289)	$217,209	$253	$217,462
1Indicates amount less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six months ended
	June 30, 2024		June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,463)		$(42,047)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Share based compensation	2,810		4,212
Depreciation and amortization	2,897		2,520
Non-cash lease expenses	717		595
Unrealized foreign exchange (gain)/loss	(583)		7,122
Change in contingent consideration	78		309
Non cash interest expense	19		14
Deferred tax benefit	(44)		(1,652)
Changes in operating assets and liabilities:
Accounts receivable (including related parties)	—		5,606
Prepaid expenses and other current assets	262		3,107
Research and development incentives receivable	352		1,586
Accounts payable	967		(1,916)
Accrued expenses and other current liabilities	1,140		275
Deferred income	839		—
Operating lease liabilities	(819)		—
Other assets	—		138
Net cash used in operating activities	$(23,828)		$(20,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(500)		(5,530)
Net cash used in investing activities	$(500)		$(5,530)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of ordinary shares, net of issuance costs	861		1,880
Issue of shares from the exercise of stock options	0	[1]	0	[1]
Payment of contingent consideration	—		(163)
Net cash provided by financing activities	$861		$1,717
Effect of exchange rates on cash, cash equivalents and restricted cash	(849)		2,589
Net decrease in cash, cash equivalents and restricted cash	(24,316)		(21,355)
Cash, cash equivalents and restricted cash, beginning of the period	142,090		194,385
Cash, cash equivalents and restricted cash, end of the period	$117,774		$173,030
Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—		$506
Asset retirement obligation	$—		$282
Changes to right-of-use asset resulting from lease reassessment event	$—		$(47)
1Indicates amounts less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Nature of Business and Basis of Presentation
Barinthus Biotherapeutics plc is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Barinthus Biotherapeutics plc and its direct and indirect subsidiaries, Barinthus Biotherapeutics (UK) Limited, Barinthus Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Barinthus Biotherapeutics North America, Inc., Barinthus Biotherapeutics Switzerland GmbH and Barinthus Biotherapeutics S.R.L., are collectively referred to as the “Company” or “Barinthus Bio.” The Company is a clinical-stage biopharmaceutical company developing novel T cell immunotherapeutic candidates designed to guide the immune system to overcome chronic infectious diseases and autoimmunity. The Company is headquartered in Harwell, Oxfordshire, United Kingdom.
The Company operates in an environment of rapid technological change and substantial competition from pharmaceutical and biotechnology companies. The Company is subject to risks common to companies in the biopharmaceutical industry in a similar stage of its life cycle including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its immunotherapeutic product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of any of its products that are approved, and protection of proprietary technology. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant product sales. If the Company does not successfully commercialize any of its products or mitigate any of these other risks, it will be unable to generate revenue or achieve profitability.
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
As of June 30, 2024, the Company had cash, cash equivalents and restricted cash of $117.8 million and an accumulated deficit of $209.0 million, and the Company expects to incur losses for the foreseeable future. The Company expects that its cash, cash equivalents and restricted cash will be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. The Company expects to seek additional funding through equity financing, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unaudited Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2024 and 2023 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities Exchange Commission (the “Annual Report”) on March 20, 2024. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2024, our results of operations for the three and six months ended June 30, 2024, and 2023, and our cash flows for the six months ended June 30, 2024, and 2023. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other interim periods.
2.    Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Annual Report, except as discussed below related to newly adopted accounting pronouncements.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.
As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any other specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the unaudited condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
Segment information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM"), the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM approves key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts and approves the Company's consolidated operating budget. The Company views its operations and manages its business as one operating segment, the research and development of vaccines and immunotherapies. The chief operating decision maker uses net loss to monitor budget versus actual results and decide how to use the Company's resources. As the Company operates in one operating segment, all required financial segment information can be found in these condensed consolidated financial statements.

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
3.     Foreign Currency Translation in General and Administrative Expenses
The aggregate, net foreign exchange gain or loss recognized in general and administrative expenses for the three and six months ended June 30, 2024, was a loss of $0.1 million and gain of $1.1 million, respectively (three and six months ended June 30, 2023: $4.2 million loss and $7.7 million loss, respectively).
4.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2024, and 2023 (in thousands, except number of shares):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(16,943)	$(23,824)	$(32,463)	$(42,047)
Net loss attributable to noncontrolling interest	12	22	43	65
Net loss attributable to Barinthus Biotherapeutics plc shareholders	$(16,931)	$(23,802)	$(32,420)	$(41,982)
Denominator:
Weighted-average ordinary shares outstanding, basic	39,041,111	38,407,672	38,907,296	38,211,625
Weighted-average ordinary shares outstanding, diluted	39,041,111	38,407,672	38,907,296	38,211,625
Net loss per share attributable to ordinary shareholders, basic	$(0.43)	$(0.62)	$(0.83)	$(1.10)
Net loss per share attributable to ordinary shareholders, diluted	$(0.43)	$(0.62)	$(0.83)	$(1.10)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive. As of June 30, 2024, 7,779,884 potential ordinary shares issuable for stock options were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect (June 30, 2023: 6,781,099).

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5.    Property and Equipment, Net
During the six months ended June 30, 2024, the Company’s additions to property and equipment, net were $0.5 million which primarily related to an increase in lab equipment in the Company's U.K. office (six months ended June 30, 2023: $6.4 million, primarily related to an increase in leasehold improvements from the Company’s U.S. office in Germantown, Maryland).
Depreciation expense for the three and six months ended June 30, 2024 was $0.7 million and $1.3 million, respectively (June 30, 2023: three and six months $0.5 million and $0.9 million, respectively).
6.    Intangible Assets, Net
The gross amount of amortizable intangible assets, consisting of acquired developed technology, was $31.6 million and $31.6 million as of June 30, 2024 and December 31 2023, respectively, and accumulated amortization was $8.1 million and $6.5 million as of June 30, 2024 and December 31, 2023, respectively. The amortization expense for the three and six months ended June 30, 2024 was $0.8 million and $1.6 million, respectively (three and six months ended June 30, 2023: $0.8 million and $1.6 million, respectively). The estimated annual amortization expense is $3.2 million for the years 2024 through to 2031.

In June 2024, the Company announced plans to prioritize its pipeline to focus on the development of VTP-300 for chronic Hepatitis B virus infection and VTP-1000 in celiac disease. Given this change in Company focus, management identified circumstances that could indicate that the carrying amount of the Company's intangible assets may not be recoverable. Therefore, the Company performed both a qualitative and quantitative assessment as of June 30, 2024 and determined that the carrying amount of the Company's intangible assets are recoverable.

7.    Prepaid Expenses and Other Current Assets (in thousands):

	June 30, 2024	December 31, 2023
Prepayments and accrued income	$7,813	$5,402
Value Added Tax receivable	1,143	3,031
Other	626	1,474
Total	$9,582	$9,907
8.    Accrued Expenses and Other Current Liabilities (in thousands):

	June 30, 2024	December 31, 2023
Accrued manufacturing and clinical expenses	$5,124	$4,003
Accrued bonus	1,232	2,412
Accrued payroll and employee benefits	985	789
Accrued professional fees	1,049	942
Accrued other[1]	1,888	1,066
Total	$10,278	$9,212
1 Included in Accrued other as of June 30, 2024 is a provision of $0.8 million for severance costs for the reduction in workforce following the Company’s announcement in June 2024 to prioritize its pipeline. Of this expense, $0.7 million is included in research and development expenses and $0.1 million is included in general and administrative expenses in the statements of operations and comprehensive loss.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Pursuant to the Funding Agreement, the Company has agreed to pay CEPI on a country-by-country basis increasing mid-single digit percentage royalties of net sales and net income with respect to future cash sales of VTP-500, less certain deductions, for a period starting on December 20, 2023 (“Effective Date”) and ending the later of: (i) the expiration of the last valid patent claim included in intellectual property developed under the Project covering VTP-500 in such country, (ii) the expiration of Regulatory Exclusivity (as defined in the Funding Agreement) for VTP-500 in such country, and (iii) the tenth (10th) anniversary of the first commercial sale of VTP-500 (the “Royalty Term”). The Company shall also pay CEPI a mid-double-digit percentage of net revenue earned on VTP-500 until CEPI has received payments from the Company under the Funding Agreement equaling the total amount of funding paid by CEPI to the Company and a low double-digit percentage of such net revenue thereafter. Sales for the benefit of end users in specified low and middle income countries (“LMICs”) and upper and middle income countries (“UMICs”) are excluded from the calculations of net sales and net revenue. Sales of the product for the benefit of end users in LMICs and UMICs are subject to tiered discounted pricing requirements under the Funding Agreement. The Company is further required to pay a low to mid-double-digit percentage of any proceeds earned on any priority review voucher related to VTP-500 during the Royalty Period.

During the six months period ended June 30, 2024, $1.6 million proceeds have been received and $0.8 million income has been recognized in relation to this contract. This is presented as other operating income in the condensed consolidated statements of operations and comprehensive loss.

The Funding Agreement cash payments are restricted as to the use and management of the funds. The remaining unused amounts of the Funding Agreement cash payments of $0.8 million as of June 30, 2024 are reflected in Cash, cash equivalents and restricted cash in the condensed consolidated balance sheets until expenditures contemplated in the Funding Agreement are incurred.

Deferred income

Deferred income primarily relates to payments received from CEPI in advance of the eligible research and development expenses being incurred and are disclosed as deferred income separately in the condensed consolidated balance sheets. Deferred income is released to the condensed consolidated statements of operations and comprehensive loss in the period in which such research and development activities are actually performed in a manner that satisfies the conditions of the Funding Agreement.

Changes in deferred income during the three and six months ended June 30, 2024 and 2023, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$1,434	$—	$—	$—
Cash payments received	—	—	1,629	—
Other operating income recognized related to the Funding Agreement	(577)	—	(782)	—
Foreign exchange translation	(18)	—	(8)	—
Ending balance	$839	$—	$839	$—

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.    Ordinary Shares
All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of June 30, 2024:
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of June 30, 2024, the Company had a contingent consideration liability of $1.9 million related to the acquisition of Avidea Technologies, Inc. The fair value of the contingent consideration is a Level 3 valuation with the significant unobservable inputs being the probability of success of achievement of the milestones and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs.
The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$1,867	$1,710	$1,823	$1,711
Change in fair value recognized in net loss	18	354	78	316
Foreign exchange translation recognized in other comprehensive loss	3	53	(13)	90
Ending balance	$1,888	$2,117	$1,888	$2,117
13.  Goodwill
The Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization continues to be below the value of the net assets of the Company, and the plans announced in June 2024 to prioritize its pipeline to focus on the development of VTP-300 for chronic Hepatitis B virus infection and VTP-1000 in celiac disease. Therefore, the Company performed both an interim qualitative and quantitative assessment as of June 30, 2024 to determine whether it was more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount and hence no impairment loss has been recognized.
14.  Share-Based Compensation
During the six month period ended June 30, 2024, in accordance with the terms of the Annual Increase of the Barinthus Biotherapeutics plc Award Plan 2021 (the “Plan”), the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2023.
For the six months ended June 30, 2024, the Company granted 1,951,377 options to employees and directors with a weighted average grant date fair value of $2.71 and a weighted average exercise price of $3.41 per share (June 30, 2023: granted 2,142,905 options, weighted average grant date fair value of $2.00 and a weighted average exercise price of $2.51 per share). For the six months ended June 30, 2024, 229,430 options (June 30, 2023: 217,860) were forfeited.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Six months ended June 30,
	2024	2023
Expected volatility	108.7%	97.2%
Expected term (years)	6.0	6.0
Risk-free interest rate	4.0%	3.6%
Expected dividend yield	—%	—%
As of June 30, 2024, 7,779,884 options with a weighted average exercise price of $6.19 were outstanding. As of June 30, 2024, there was $5.4 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.9 years. As of June 30, 2023, 6,781,099 options with a weighted average exercise price of $9.51 were outstanding.
Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$505	$1,027	$1,217	$2,146
General and administrative	690	963	1,593	2,066
Total	$1,195	$1,990	$2,810	$4,212
15.  Commitments and Contingencies
In-License Agreements
The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, human papillomavirus infection, (“HPV”), hepatitis B virus (“HBV”) and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the six month periods ended June 30, 2024 and 2023.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Germantown, Maryland
On June 14, 2022, the Company entered into a lease agreement for the lease of approximately 19,700 square feet in Germantown, Maryland. The site houses the Company’s state-of-the-art wet laboratory in the United States of America. The lease expires on February 28, 2034, with the Company having a single right to extend for an additional five years on the same terms and conditions other than for the base rent. The Company had a rent-free period up to February 29, 2024, and was entitled to up to $3.5 million for leasehold improvements to the premises desired by the Company. The Company has provided the lessor with a refundable security deposit of $0.2 million which is included in Other assets.
The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	June 30, 2024	December 31, 2023
Right-of-use asset	$7,286	$7,581
Lease liability, current	$1,916	$1,785
Lease liability, non-current	$10,654	$11,191

	Six months ended June 30,
	2024	2023
Other information
Operating cash flows from operating leases	$819	$442
Weighted average remaining lease term (years)	8.71	9.25
Weighted average discount rate	7.5%	7.6%

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Lease Cost
Short-term lease costs	$—	$151	$—	$303
Operating leases	358	316	717	595
Total lease cost	$358	$467	$717	$898
Future annual minimum lease payments under operating leases as of June 30, 2024, were as follows (in thousands):

Remainder of 2024	$958
2025	1,928
2026	1,952
2027	1,977
2028	2,003
Thereafter	7,979
Total minimum lease payments	$16,797
Less: imputed interest	(4,227)
Total lease liability	$12,570

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
16.  Related Party Transactions
During the three and six months ended June 30, 2024, the Company incurred expenses of $0.3 million and $0.5 million, respectively (three and six months ended June 30, 2023: $0.3 million and $0.4 million, respectively) from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford.
During the three and six months ended June 30, 2024, the Company recognized license revenue of nil (three and six months ended June 30, 2023: $0.3 million and $0.8 million, respectively), from Oxford University Innovation Limited.

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
Overview
We are a clinical-stage biopharmaceutical company developing novel T cell immunotherapeutic candidates designed to guide the immune system to overcome chronic infectious diseases and autoimmunity. Helping patients and their families is the guiding principle at the heart of Barinthus Bio. We stand apart through our focused pipeline, built around proprietary platform technologies; viral vector-based, consisting of ChAdOx and MVA; and synthetic, consisting of SNAP-Tolerance Immunotherapy, or SNAP-TI. These platforms are enabling us to develop antigen-specific immunotherapeutic candidates designed to optimize the disease fighting capabilities of T cells and guide them towards a healthy balance. Our immunotherapeutic candidates are designed to work by increasing disease-specific CD8+ T cell activity in the case of chronic infectious diseases, or by dampening CD4+ and CD8+ T cells, and increasing regulatory T cells in autoimmunity.

Following our strategic pipeline update in June 2024, we are prioritizing a pipeline of two key product candidates in infectious disease and autoimmunity that harness our proprietary viral vector and synthetic platform technologies. These include: VTP-300, a Phase 2 immunotherapeutic candidate designed as a potential component of a functional cure for chronic hepatitis B virus infection utilizing ChAdOx/MVA; and VTP-1000, our first preclinical autoimmune candidate designed to utilize the SNAP-TI platform to treat patients with celiac disease.

We have two other programs in infectious disease and cancer: VTP-200, a Phase 2 nonsurgical product candidate for persistent high-risk HPV; and VTP-850, a second-generation Phase 2 immunotherapeutic candidate designed to treat recurrent prostate cancer.
Alongside these proprietary programs, we have partnerships in place to advance three additional prophylactic and therapeutic product candidates including VTP-500 for Middle East Respiratory Syndrome, or MERS, VTP-400 for Zoster and VTP-600 for multiple cancer indications including Non-Small Cell Lung Cancer, or NSCLC, and Squamous Esophageal Cancer. We also co-invented a COVID-19 vaccine with the University of Oxford, which was exclusively licensed worldwide to AstraZeneca.
We believe our proven scientific expertise, diverse portfolio and focus on product candidate development uniquely positions us to navigate towards delivering treatments for patients with chronic infectious diseases and autoimmune-disorders that have a significant impact on their every day lives.
On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by American Depositary Shares, or ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of June 30, 2024, we have sold 1,530,515 ordinary shares represented by ADSs under the sales agreement, amounting to net proceeds of $3.8 million.
We incurred net losses each year since inception through to December 31, 2021. For the year ended December 31, 2022, we generated net income of $5.3 million, primarily as a result of revenues arising from AstraZeneca sales of Vaxzevria and our agreement with OUI. For the year ended December 31, 2023, we generated a net loss of $73.4 million. For the three and six months ended June 30, 2024, we incurred a net loss of $17.0 million and $32.5 million, respectively. As of June 30, 2024, we had an accumulated deficit of $209.0 million and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.

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

A change in the outcome of any of these or other variables with respect to the development of any of our current and future product candidates could significantly change the costs and timing associated with the development of that product candidate, in either direction. Furthermore, our operating plans may change in the future owing to research outcomes or other opportunities, and we may need additional funds to meet operational needs and capital requirements associated with such altered operating plans. Unless and until we can generate a substantial amount of revenue from our product candidates, if approved, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. Based on our research and development plans, we expect that our existing cash, cash equivalents and restricted cash and other financial resources, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.

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
VTP-300: Hepatitis B
In June 2024, we announced updated data from two ongoing clinical trials in people with chronic hepatitis B, or CHB, at the European Association for the Study of the Liver, or EASL, Congress 2024. The presentations included updated interim data from the Phase 2b clinical trial (HBV003), as well as new interim data from the Phase 2a clinical trial (IM-PROVE II, AB-729-202) in partnership with Arbutus Biopharma, both in people with CHB receiving ongoing standard of care nucleos(t)ide analogue, or NUC, therapy.
Interim HBV003 data: VTP-300 and Low-dose Nivolumab
Interim data from the HBV003 trial showed that nearly 20% of participants across the groups had undetectable HBsAg and this was maintained for ≥16 weeks in the two cases who have reached that timepoint. 76% of participants were eligible for NUC discontinuation and 71% of those who did discontinue remained off NUCs at time of data cutoff on April 15, 2024. 67% of participants across all groups assessed for NUC discontinuation had HBsAg <10 IU/mL at Week 24 or later. Robust T cell responses were observed to all VTP-300 encoded antigens. There were no Serious Adverse Events, or SAEs, Grade 3 or 4 Adverse Events, or AEs, related to treatment.

Interim IM-PROVE II data: imdusiran and VTP-300

Interim data from the IM-PROVE II clinical trial showed that at week 72, 20% of participants had undetectable HBsAg in the VTP-300 treatment group compared to none in the placebo group. 84% of participants in the VTP-300 treatment group were eligible for NUC discontinuation and 88% of those who did discontinue remained off NUCs, compared to the placebo group showing 52% of participants eligible for NUC discontinuation and 80% remaining off NUCs at time of data cutoff on April 12, 2024. Robust reductions of HBsAg were observed during the imdusiran lead-in period with 95% of participants achieving HBsAg <100 IU/mL before undergoing dosing in the VTP-300 treatment or placebo groups at week 24, with a statistically significant difference (p<0.05) in HBsAg levels between the VTP-300 treatment and placebo groups recorded at week 72. Treatment with imdusiran and VTP-300 was generally well-tolerated, with no SAEs or treatment discontinuations reported.
A further data update on both trials showing more participants progressed through more time points, as well as preliminary results from IM-PROVE II, is expected in the fourth quarter of 2024.
Impact of Israel and Gaza Conflict and Ukraine Crisis
In respect of the international conflict in Israel and Gaza and situation in Ukraine, we have no operations or suppliers based in Israel or Gaza, or in Ukraine, Belarus or Russia, and as a result, as of the date of this Quarterly Report on Form 10-Q, we believe the impact on our business, operations and financial condition will be minimal.
Impact of Global Economic Conditions and Inflationary Pressures
Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. These inflationary pressures and volatile interest rates in the United States, the United Kingdom and elsewhere have given rise to increasing concerns that the U.S., U.K. and other economies are now in, or may enter, economic recession. Sustained inflationary pressures, volatile interest rates, an economic recession or continued or intensified disruptions in the global financial markets could adversely affect our future financing capability or ability to access the capital markets. Additionally, we may incur future increases in operating costs due to additional inflationary increases.
Components of Our Operating Results
Revenue
To date, we have not generated any revenue from direct product sales and do not expect to do so in the near future, if at all. Most of our revenue to date has been derived from the OUI License Agreement Amendment with OUI relating to Vaxzevria.
In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. In March 2022, we were notified by OUI of the commencement of revenue relating to commercial sales of Vaxzevria. Our revenue for the three and six months ended June 30, 2024 was nil (three and six months ended June 30, 2023: $0.3 million and $0.8 million, respectively), representing the amounts we have been notified of as due by OUI to date and an estimate of future receipts, constrained to the extent that it is probable that a significant reversal of revenue would not occur. In May 2024, AstraZeneca announced its planned withdrawal of Vaxzevria as demand had declined, and therefore we do not expect to receive any future revenue relating to commercial sales of Vaxzevria.
Operating Expenses
Our operating expenses since inception have consisted of research and development costs and general and administrative costs.
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a new next-generation adenoviral vector, acquiring new technology platforms including SNAP, conducting preclinical studies, developing various manufacturing processes, initiating the clinical trials for VTP-200, VTP-300, VTP-600 and VTP-850 and readying VTP-500, and VTP-1000 for clinical trials. Research and development activities account for a large portion of our operating expenses, and we expect research and development expenses to increase in the future. Research and development costs are expensed as incurred. These costs include:
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related expenses, including share-based compensation, in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, rent expenses related to our offices, depreciation, foreign exchange gains and losses on our cash balances, other central non-research costs and changes in the fair value of contingent consideration. When determining the fair value of contingent consideration, significant judgment is used to determine the probability of success of achievement of the technology and clinical milestones and the date of the expected milestone. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities in both the United Kingdom and United States and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs will increase if our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.
Other Operating Income
Other operating incomes include the CEPI Funding Agreement pursuant to which CEPI will provide funding to us to advance the development of VTP-500, our vaccine candidate against MERS. When there is reasonable assurance that we will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, grant income is recognized as other operating income on a gross basis in the condensed consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which we recognize expenses for the related costs for which the grants are intended to compensate. Payments received in advance of incurring reimbursable expenses are recorded as deferred income. Any remaining unused amounts of the cash payments received on the balance sheets will be disclosed as restricted cash in the notes of the condensed consolidated financial statements.
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
Until March 2023 under the SME program, we were able to surrender some of our trading losses that arise from qualifying research and development activities for a cash rebate of up to 33.4% of such qualifying research and development expenditure. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects. Certain subcontracted qualifying research and development expenditures are eligible for a cash rebate of up to 21.7%. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.
From April 2023, under the SME Program, the enhanced rate of deduction has decreased from 230% to 186%, the SME credit rate has been reduced from 14.5% to 10% (except for R&D intensive SMEs, which will benefit from a credit rate of 14.5%), and our SME cash rebate has been reduced from an effective rate of 33.4% to 18.6% (or 27.0% for R&D intensive SMEs) and from 21.7% to 12.1% for subcontractors. We are assessing if we can claim under the loss-making R&D Intensive Scheme for SMEs, which will provide benefits consistent with those claimed under the previous SME Program.
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

Goodwill
We assess goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amounts may not be recoverable. We have elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. The goodwill of $12.2 million recognized as of June 30, 2024 related to the acquisition of Avidea on December 10, 2021. The Company identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s ADSs, whereby the market capitalization continues to be below the value of the net assets of the Company, and the plans announced in June 2024 to prioritize its pipeline to focus on the development of VTP-300 for chronic Hepatitis B virus infection and VTP-1000 in celiac disease. Therefore, the Company performed both an interim qualitative and quantitative assessment as of June 30, 2024 to determine whether it was more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on this assessment, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount and hence no impairment loss related to goodwill has been recognized related to goodwill for the three and six months ended June 30, 2024.
Long-lived assets
The Company reviews long-lived assets to be held and used, including property and equipment, intangible assets and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. In June 2024, the Company announced plans to prioritize its pipeline to focus on the development of VTP-300 for chronic Hepatitis B virus infection and VTP-1000 in celiac disease. Given this change in Company focus, management identified circumstances that could indicate that the carrying amount of the Company's intangible assets may not be recoverable. Therefore, the Company performed both a qualitative and quantitative assessment as of June 30, 2024 and determined that the carrying amount of the Company's intangible assets are recoverable, hence no impairment loss related to intangible assets has been recorded during the three and six months ended June 30, 2024.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table sets forth the significant components of our results of operations (in thousands):

	Three months ended June 30, 2024	Three months ended June 30, 2023	Change
License revenue[1]	$—	$334	$(334)
Operating expenses:
Research and development	11,662	13,543	(1,881)
General and administrative	7,201	13,128	(5,927)
Total operating expenses	18,863	26,671	(7,808)
Other operating income	577	—	577
Loss from operations	(18,286)	(26,337)	8,051
Other income/(expense)
Interest income	635	522	113
Interest expense	(12)	(14)	2
Research and development incentives	693	559	134
Other income	20	310	(290)
Total other income	1,336	1,377	(41)
Loss before income tax	(16,950)	(24,960)	8,010
Tax benefit	7	1,136	(1,129)
Net loss	$(16,943)	$(23,824)	$6,881
1Includes license revenue from related parties for the three months ended June 30, 2024 of nil and for the three months ended June 30, 2023 of $0.3 million.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Change
Direct research and development expenses by program:
VTP-200 HPV	$383	$1,837	$(1,454)
VTP-300 HBV	3,034	3,757	(723)
VTP-500 MERS[1]	304	—	304
VTP-600 NSCLC[2]	24	79	(55)
VTP-850 Prostate cancer	414	242	172
VTP-1000 Celiac[3]	1,371	3,018	(1,647)
Other and earlier stage programs	908	701	207
Total direct research and development expenses	6,438	9,634	(3,196)
Indirect research and development expenses:
Personnel-related (including share-based compensation)	4,763	3,388	1,375
Facility related	342	202	140
Other indirect costs	119	319	(200)
Total indirect research and development expenses	5,224	3,909	1,315
Total research and development expenses	$11,662	$13,543	$(1,881)

[1]The development of VTP-500 is funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (CEPI).
[2]The VTP-600 NSCLC Phase 1/2a trial is sponsored by Cancer Research UK.
[3]Research and development expenses related to VTP-1100 HPV Cancer were presented together with VTP-1000 Celiac in the prior period comparative, because our SNAP product candidates were both preclinical. Expenses related to VTP-1100 HPV Cancer are now included in "Other and earlier stage programs," because we are deferring the planned IND application for VTP-1100 in HPV cancer and we are preparing to initiate the clinical trial for VTP-1000 Celiac.

Our research and development expenses for the three months ended June 30, 2024 and 2023 were $11.7 million and $13.5 million, respectively.
Direct expenses for the three months ended June 30, 2024 and 2023 were $6.4 million and $9.6 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $3.2 million decrease, $1.5 million pertains to a reduction in clinical trial and manufacturing development costs for the VTP-200 HPV program following the completion of the Phase 1b/2 APOLLO (HPV001) clinical trial in the first quarter of 2024 and $1.6 million pertains to the reduction in pre-clinical studies related to the SNAP platform following the IND acceptance for VTP-1000 in celiac disease, and the deprioritization of VTP-1100 for HPV cancer announced earlier in 2024.

Indirect research and development expenses for the three months ended June 30, 2024 and 2023 were $5.2 million and $3.9 million, respectively. The increase of $1.3 million relates primarily to an increase in headcount and the provision for severance costs primarily in the United Kingdom following the Company’s announcement in June 2024 to prioritize its pipeline and reduce the size of the workforce.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2024 and 2023 were $7.2 million and $13.1 million, respectively. The decrease of $5.9 million relates primarily to a decrease of $4.1 million in the net loss on foreign exchange, a $0.6 million decrease in professional costs due to a reduction in activity compared to the prior period, a decrease in insurance costs of $0.6 million due to a reduction in insurance premiums and a decrease in personnel expenses, including share-based payment charges of $0.2 million, primarily due to a reduction in non-cash share-based payment charges.

Other Operating Income
For the three months ended June 30, 2024 and 2023, other operating income was $0.6 million and nil, respectively, resulting from the funding provided by CEPI under the Funding Agreement, dated December 20, 2023, entered into by and among us, the Chancellors, Masters and Scholars of the University of Oxford and the CEPI for the development of VTP-500 through Phase 2 clinical trials for the prevention of MERS.
Interest Income
For the three months ended June 30, 2024 and 2023, interest income was $0.6 million and $0.5 million, respectively, resulting from the interest earned on our short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the three months ended June 30, 2024 and 2023 research and development incentives were $0.7 million and $0.6 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom.
Tax benefit
For the three months ended June 30, 2024 and 2023, the tax benefit was $0.01 million and $1.1 million respectively, which primarily relates to movements in deferred tax.
Comparison of the six months ended June 30, 2024 and 2023
The following table sets forth the significant components of our results of operations (in thousands):

	Six months ended June 30, 2024	Six months ended June 30, 2023	Change
License Revenue[1]	$—	$802	$(802)
Operating expenses:
Research and development	22,787	23,357	(570)
General and administrative	13,195	25,266	(12,071)
Total operating expenses	35,982	48,623	(12,641)
Other operating income	782	—	782
Loss from operations	(35,200)	(47,821)	12,621
Other income/(expense)
Interest income	1,410	2,110	(700)
Interest expense	(24)	(14)	(10)
Research and development incentives	1,287	1,716	(429)
Other income, net	20	310	(290)
Total other income	2,693	4,122	(1,429)
Loss before income tax	(32,507)	(43,699)	11,192
Tax benefit	44	1,652	(1,608)
Net loss	$(32,463)	$(42,047)	$9,584
1Includes license revenue from related parties for the six months ended June 30, 2024 of nil and for the six months ended June 30, 2023 of $0.8 million.

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30, 2024	Six months ended June 30, 2023	Change
Direct research and development expenses by program:
VTP-200 HPV	$1,636	$3,175	$(1,539)
VTP-300 HBV	4,947	5,875	(928)
VTP-500 MERS[1]	477	—	477
VTP-600 NSCLC[2]	188	354	(166)
VTP-850 Prostate cancer	592	457	135
VTP-1000 Celiac[3]	2,744	4,590	(1,846)
Other and earlier stage programs	1,693	981	712
Total direct research and development expenses	12,277	15,432	(3,155)
Indirect research and development expenses:
Personnel-related (including share-based compensation)	9,097	6,989	2,108
Facility related	732	573	159
Other indirect costs	681	363	318
Total indirect research and development expenses	10,510	7,925	2,585
Total research and development expenses	$22,787	$23,357	$(570)

[1]The development of VTP-500 is funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (CEPI).
[2]The VTP-600 NSCLC Phase 1/2a trial is sponsored by Cancer Research UK.
[3]Research and development expenses related to VTP-1100 HPV Cancer were presented together with VTP-1000 Celiac in the prior period comparative, because our SNAP product candidates were both preclinical. Expenses related to VTP-1100 HPV Cancer are now included in "Other and earlier stage programs," because we are deferring the planned IND application for VTP-1100 in HPV cancer and we are preparing to initiate the clinical trial for VTP-1000 Celiac.

Our research and development expenses for the six months ended June 30, 2024 and 2023 were $22.8 million and $23.4 million, respectively.
Direct expenses for the six months ended June 30, 2024 and 2023 were $12.3 million and $15.4 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $3.2 million decrease, $1.5 million pertains to a reduction in clinical trial and manufacturing development costs for the VTP-200 HPV program following the completion of the Phase 1b/2 APOLLO (HPV001) clinical trial in 2024 and $1.8 million pertains to the reduction in pre-clinical studies related to the SNAP platform following the IND acceptance for VTP-1000 in celiac disease, and the deprioritization of VTP-1100 for HPV cancer announced earlier in 2024.
Indirect research and development expenses for the six months ended June 30, 2024 and 2023 were $10.5 million and $7.9 million, respectively. Of the $2.6 million increase, $2.1 million relates to an increase in headcount and the provision for severance costs across our locations in the United Kingdom and United States following the Company’s announcement in June 2024 to prioritize its pipeline and reduce the size of the workforce.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2024 and 2023 were $13.2 million and $25.3 million, respectively. The decrease of $12.1 million relates primarily to a gain of $1.1 million on foreign exchange for the six months ended June 30, 2024, compared to a loss of $7.7 million for the six months ended June 30, 2023, a decrease in personnel expenses, including share-based payment charges of $1.1 million, primarily due to a reduction in non-cash share-based payment charges, a decrease in insurance costs of $1.4 million due to a reduction in insurance premiums, a decrease of $0.4 million in professional costs due to reduced activity compared to the prior period and a decrease of $0.3 million in facility related costs due to the relocation to our new U.S. laboratory in June 2023.

Other Operating Income
For the six months ended June 30, 2024 and 2023, other operating income was $0.8 million and nil, respectively, resulting from the funding provided by CEPI under the Funding Agreement, dated December 20, 2023, entered into by and among us, the Chancellors, Masters and Scholars of the University of Oxford and the CEPI for the development of VTP-500 through Phase 2 clinical trials for the prevention of MERS.
Interest Income
For the six months ended June 30, 2024 and 2023, interest income was $1.4 million and $2.1 million, respectively, resulting from the interest earned on our short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the six months ended June 30, 2024 and 2023 research and development incentives were $1.3 million and $1.7 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. The decrease of $0.4 million is due to reduced expenses eligible for the research and development corporation tax relief, as well as a decrease in the enhanced rate of deduction and credit rate under the scheme, effective from April 2023. We are assessing if we can claim under the loss-making R&D Intensive Scheme for SMEs, which will provide benefits consistent with those claimed under the previous SME Program.
Tax benefit
For the six months ended June 30, 2024 and 2023, the tax benefit was $0.04 million and $1.7 million respectively, which primarily relates to movements in deferred tax.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront, royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment. Through June 30, 2024, we received gross proceeds of approximately $328.8 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of June 30, 2024, we had cash, cash equivalents and restricted cash of $117.8 million. Recent financing and corporate milestones include the following:
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
•Between December 2022 and June 2024, we raised net proceeds of $3.8 million from the issuance of shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC.
On August 9, 2022, we filed the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of June 30, 2024, we have sold 1,530,515 ordinary shares represented by ADSs under the sales agreement amounting to net proceeds of $3.8 million.

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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Six months ended June 30, 2024	Six months ended June 30, 2023
Net cash used in operating activities	$(23,828)	$(20,131)
Net cash used in investing activities	(500)	(5,530)
Net cash provided by financing activities	861	1,717
Effect of exchange rates on cash, cash equivalents and restricted cash	(849)	2,589
Net decrease in cash, cash equivalents and restricted cash	$(24,316)	$(21,355)
Cash Used in Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $23.8 million, primarily resulting from our net loss of $32.5 million adjusted by share based compensation of $2.8 million, depreciation and amortization of $2.9 million, non-cash lease expenses of $0.7 million, unrealized foreign exchange gain of $0.6 million and changes in our operating assets and liabilities, net, of $2.7 million primarily related to a $2.1 million increase in accounts payable and accrued expenses, a $0.8 million increase in deferred revenue, and a $0.8 million decrease in operating lease liabilities.

During the six months ended June 30, 2023, net cash used in operating activities was $20.1 million, primarily resulting from our net loss of $42.0 million adjusted by share based compensation of $4.2 million, depreciation and amortization of $2.5 million, non-cash lease expense of $0.6 million, foreign exchange gain of $7.1 million, contingent consideration adjustment of $0.3 million, deferred tax benefit of $1.7 million and changes in our operating assets and liabilities, net of $8.9 million primarily related to the receipt of lease incentives for Barinthus NA and OUI receivable.
Net Cash Used in Investing Activities
During the six months ended June 30, 2024 and 2023, cash used in investing activities was $0.5 million and $5.5 million, respectively. These amounts resulted primarily from capital expenditures related to leasehold improvements on our new office and laboratory facilities in Germantown, Maryland, United States, that we relocated to in June 2023.
Net Cash Provided by Financing Activities

During the six months ended June 30, 2024 and 2023, cash provided by financing activities was $0.9 million and $1.7 million, respectively. These amounts primarily related to net proceeds received from the issuance of ordinary shares through the “at-the-market” sales agreement.
Effect of exchange rates on cash, cash equivalents and restricted cash
During the six months ended June 30, 2024 and 2023, the effect of foreign exchange on cash, cash equivalents and restricted cash was a loss of $0.8 million and a gain of $2.6 million respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.
Future Funding Requirements
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, through to December 31, 2021. We were profitable in 2022, however we have negative operating cash flows for the period ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $209.0 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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
Since our foundation, we have invested a significant portion of our efforts and financial resources in research and development activities for our viral vector platform (ChAdOx and MVA), acquisition of additional complementary platforms such as SNAP-TI, development of new technologies in house, and our product candidates derived from these technologies. Preclinical studies and especially clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may elect to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate functions. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and potentially in-house manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise as outlined above. Because the outcome of any preclinical study or clinical trial is uncertain and the rate of change of third-party costs is also unpredictable, we cannot reasonably estimate now the actual amounts which will be necessary to complete the development and commercialization of our current or future product candidates successfully.

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
•the success of our collaborations with CEPI, Oxford University, Arbutus, CanSino, CRUK and the Ludwig Institute and any future collaboration partners;
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
Based on our research and development plans, we expect that our existing cash, cash equivalents and restricted cash and other financial resources, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.
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

We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of June 30, 2024.
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
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Foreign Currency and Currency Translation
We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Barinthus Biotherapeutics plc and its consolidated subsidiaries, Barinthus Biotherapeutics (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Australia Pty, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics S.R.L, is the euro. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Switzerland GmbH, is the Swiss franc. Our cash, cash equivalents and restricted cash as of June 30, 2024 consisted primarily of cash balances held by Barinthus Biotherapeutics (UK) Limited in United States dollars.
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
We incur significant operating costs in the U.K. and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our U.K. operations that are settled in pound sterling. For the six months ended June 30, 2024, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in a material change to our current and projected expenses denominated in pound sterling.
Interest Rate Sensitivity
We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash, cash equivalents and restricted cash of $117.8 million as of June 30, 2024, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024.
The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our management, with the participation of our principal executive officer and principal financial officer, has concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2024, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A.    Risk Factors.
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
•our expectations about market trends;
•our ability to anticipate and overcome challenges posed to the conduct of our business in the event of a global pandemic or similar event;
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three and six months ended June 30, 2024 that were not registered under the Securities Act.
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
Item 3.      Defaults Upon Senior Securities.
Not Applicable.
Item 4.      Mine Safety Disclosures.
Not Applicable.
Item 5.      Other Information.
Rule 10b5-1 Trading Plans
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2024.
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

BARINTHUS BIOTHERAPEUTICS PLC

Date: August 8, 2024	By:	/s/ William Enright
William Enright Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Gemma Brown
Gemma Brown Chief Financial Officer (Principal Financial and Accounting Officer)