Form 10-Q
period 2024-09-30
Barinthus Biotherapeutics plc.
filed 2024-11-06
CIK 1828185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of October 30, 2024, the registrant had 40,228,456 ordinary shares, nominal value £0.000025 per share, outstanding.

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
From time to time, we may use our website, our X (formerly known as Twitter) account at @Barinthusbio and our LinkedIn account at linkedin.com/company/barinthus-bio to distribute material information about us and for complying with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.barinthusbio.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our X (formerly known as Twitter) posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Quarterly Report.
i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	As of September 30, 2024	As of December 31, 2023
ASSETS
Cash, cash equivalents and restricted cash	$106,102	$142,090
Contract asset - related parties	14,969	—
Research and development incentives receivable	5,403	4,908
Prepaid expenses and other current assets	8,180	9,907
Total current assets	134,654	156,905
Goodwill	12,209	12,209
Property and equipment, net	10,719	11,821
Intangible assets, net	22,737	25,108
Right of use assets, net	7,444	7,581
Other assets	926	882
Total assets	$188,689	$214,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,076	$1,601
Accrued expenses and other current liabilities	7,966	9,212
Deferred income	2,044	—
Operating lease liability - current	1,986	1,785
Total current liabilities	15,072	12,598
Non-current liabilities:
Operating lease liability - non-current	10,683	11,191
Contingent consideration	1,610	1,823
Other non-current liabilities	1,406	1,325
Deferred tax liability, net	457	574
Total liabilities	$29,228	$27,511
Commitments and contingencies (Note 15)
Stockholders’ equity:
Ordinary shares, £0.000025 nominal value; 39,542,518 shares authorized, issued and outstanding (December 31, 2023: authorized, issued and outstanding: 38,643,540)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2023: authorized, issued and outstanding: 63,443)	86	86
Additional paid-in capital	391,882	386,602
Accumulated deficit	(217,124)	(176,590)
Accumulated other comprehensive loss – foreign currency translation adjustments	(15,551)	(23,315)
Total stockholders’ equity attributable to Barinthus Biotherapeutics plc shareholders	159,294	186,784
Noncontrolling interest	167	211
Total stockholders’ equity	$159,461	$186,995
Total liabilities and stockholders’ equity	$188,689	$214,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
License revenue [1]	$14,969	$—	$14,969	$802
Total revenue	14,969	—	14,969	802
Operating expenses
Research and development	11,139	15,144	33,926	38,501
General and administrative	13,420	961	26,615	26,227
Total operating expenses	24,559	16,105	60,541	64,728
Other operating income	210	—	992	—
Loss from operations	(9,380)	(16,105)	(44,580)	(63,926)
Other income/(expense):
Interest income	631	196	2,041	2,306
Interest expense	(17)	(7)	(41)	(21)
Research and development incentives	608	1,205	1,895	2,921
Other income/(expense)	26	(2)	46	308
Total other income, net	1,248	1,392	3,941	5,514
Loss before income tax	(8,132)	(14,713)	(40,639)	(58,412)
Tax benefit	3	603	47	2,255
Net loss	(8,129)	(14,110)	(40,592)	(56,157)
Net loss attributable to noncontrolling interest	15	38	58	103
Net loss attributable to Barinthus Biotherapeutics plc shareholders	(8,114)	(14,072)	(40,534)	(56,054)

Weighted-average ordinary shares outstanding, basic	39,419,447	38,533,833	39,079,259	38,320,208
Weighted-average ordinary shares outstanding, diluted	39,419,447	38,533,833	39,079,259	38,320,208
Net loss per share attributable to ordinary shareholders, basic	$(0.21)	$(0.37)	$(1.04)	$(1.46)
Net loss per share attributable to ordinary shareholders, diluted	$(0.21)	$(0.37)	$(1.04)	$(1.46)

Net loss	$(8,129)	$(14,110)	$(40,592)	$(56,157)
Other comprehensive gain/(loss) – foreign currency translation adjustments	9,191	(7,820)	7,778	2,364
Comprehensive income/(loss)	1,062	(21,930)	(32,814)	(53,793)
Comprehensive loss attributable to noncontrolling interest	5	48	44	100
Comprehensive income/(loss) attributable to Barinthus Biotherapeutics plc shareholders	$1,067	$(21,882)	$(32,770)	$(53,693)
1Includes license revenue from related parties for the three and nine months ended September 30, 2024 of $15.0 million (three and nine months ended September 30, 2023: nil and $0.8 million, respectively).

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
(UNAUDITED)

	Three and Nine months ended September 30, 2024
	Ordinary Shares			Deferred A Shares
	Shares	Amount		Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Non-Controlling Interest	Total Stockholders' Equity
Balance, January 1, 2024	38,643,540	$1		63,443	$86	$386,602	$(176,590)	$(23,315)	$186,784	$211	$186,995
Share based compensation	—	—		—	—	1,615	—	—	1,615	—	1,615
Issue of ordinary shares, net of issuance costs	309,416	0	1	—	—	503	—	—	503	—	503
Foreign currency translation adjustments	—	—		—	—	—	—	(1,580)	(1,580)	3	(1,577)
Net loss	—	—		—	—	—	(15,489)	—	(15,489)	(31)	(15,520)
Balance, March 31, 2024	38,952,956	$1		63,443	$86	$388,720	$(192,079)	$(24,895)	$171,833	$183	$172,016
Share based compensation	—	—		—	—	1,195	—	—	1,195	—	1,195
Issue of ordinary shares, net of issuance costs	231,382	0	1	—	—	358	—	—	358	—	358
Foreign currency translation adjustments	—	—		—	—	—	—	163	163	1	164
Net loss	—	—		—	—	—	(16,931)	—	(16,931)	(12)	(16,943)
Balance, June 30, 2024	39,184,338	$1		63,443	$86	390,273	$(209,010)	$(24,732)	$156,618	$172	$156,790
Share based compensation	—	—		—	—	1,144	—	—	1,144	—	1,144
Issue of ordinary shares, net of issuance costs	358,180	0	1	—	—	465	—	—	465	—	465
Foreign currency translation adjustments	—	—		—	—	—	—	9,181	9,181	10	9,191
Net loss	—	—		—	—	—	(8,114)	—	(8,114)	(15)	(8,129)
Balance, September 30, 2024	39,542,518	$1		63,443	$86	$391,882	$(217,124)	$(15,551)	$159,294	$167	$159,461
1.Indicates amount less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements
BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
(UNAUDITED)

	Three and Nine months ended September 30, 2023
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Non-Controlling Interest	Total Stockholders' Equity
Balance, January 1, 2023	37,683,531	$1		63,443	$86	570,987	$8	27,828,231	$0	1	$379,504	$(103,243)	$(33,460)	$242,896	$305	$243,201
Share based compensation	—	—		—	—	—	—	—	—		2,222	—	—	2,222	—	2,222
Issue of ordinary shares, net of issuance costs	673,494	0	1	—	—	—	—	—	—		1,789	—	—	1,789	—	1,789
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—	—	4,574	4,574	6	4,580
Cancellation of deferred shares	—	—		—	—	(570,987)	(8)	(27,828,231)	(0)	1	8	—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—		—	(18,180)	—	(18,180)	(43)	(18,223)
Balance, March 31, 2023	38,357,025	$1		63,443	$86	—	$—	—	$—		$383,523	$(121,423)	$(28,886)	$233,301	$268	$233,569
Share based compensation	—	—		—	—	—	—	—	—		1,990	—	—	1,990	—	1,990
Issue of ordinary shares, net of issuance costs	167,034	0	1	—	—	—	—	—	—		123	—	—	123	—	123
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—	—	5,597	5,597	7	5,604
Net loss	—	—		—	—	—	—	—	—		—	(23,802)	—	(23,802)	(22)	(23,824)
Balance, June 30, 2023	38,524,059	$1		63,443	$86	—	$—	—	$—		$385,636	$(145,225)	$(23,289)	$217,209	$253	$217,462
Share based compensation	—	—		—	—	—	—	—	—		57	—	—	57	—	57
Issue of ordinary shares, net of issuance costs	22,535	0	1	—	—	—	—	—	—		14	—	—	14	—	14
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—	—	(7,810)	(7,810)	(10)	(7,820)
Net loss	—	—		—	—	—	—	—	—		—	(14,072)	—	(14,072)	(38)	(14,110)
Balance, September 30, 2023	38,546,594	$1		63,443	$86	—	$—	—	$—		$385,707	$(159,297)	$(31,099)	$195,398	$205	$195,603
1Indicates amount less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine months ended
	September 30, 2024		September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,592)		$(56,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	3,954		4,269
Depreciation and amortization	4,372		3,994
Non-cash lease expenses	1,086		787
Unrealized foreign exchange loss	2,022		879
Change in contingent consideration	(306)		86
Non-cash interest expense	36		21
Deferred tax benefit	(47)		(2,254)
Changes in operating assets and liabilities:
Contract asset (including related parties)	(14,969)		5,800
Prepaid expenses and other current assets	2,083		5,249
Research and development incentives receivable	(233)		426
Accounts payable	1,358		417
Accrued expenses and other current liabilities	(1,528)		5,234
Deferred income	2,044		—
Operating lease liabilities	(1,306)		—
Other assets	—		(73)
Net cash used in operating activities	$(42,026)		$(31,322)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(614)		(5,566)
Net cash used in investing activities	$(614)		$(5,566)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of ordinary shares, net of issuance costs	1,326		1,926
Issue of shares from the exercise of stock options	0	[1]	0	[1]
Payment of contingent consideration	—		(163)
Net cash provided by financing activities	$1,326		$1,763
Effect of exchange rates on cash, cash equivalents and restricted cash	5,326		1,049
Net decrease in cash, cash equivalents and restricted cash	(35,988)		(34,076)
Cash, cash equivalents and restricted cash, beginning of the period	142,090		194,385
Cash, cash equivalents and restricted cash, end of the period	$106,102		$160,309

Supplemental cash flow disclosures
Non-cash investing and financing activities:
Asset retirement obligation	$—		$287
Changes to right-of-use asset resulting from lease reassessment event	$—		$88
1Indicates amounts less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Nature of Business and Basis of Presentation
Barinthus Biotherapeutics plc is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Barinthus Biotherapeutics plc and its direct and indirect subsidiaries, Barinthus Biotherapeutics (UK) Limited, Barinthus Biotherapeutics Australia Pty Limited, Vaccitech Oncology Limited (“VOLT”), Barinthus Biotherapeutics North America, Inc., Barinthus Biotherapeutics Switzerland GmbH and Barinthus Biotherapeutics S.R.L., are collectively referred to as the “Company” or “Barinthus Bio.” The Company is a clinical-stage biopharmaceutical company developing novel T cell immunotherapeutic candidates designed to guide the immune system to overcome chronic infectious diseases and autoimmunity. The Company is headquartered in Harwell, Oxfordshire, United Kingdom.
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
As of September 30, 2024, the Company had cash, cash equivalents and restricted cash of $106.1 million and an accumulated deficit of $217.1 million, and the Company expects to incur losses for the foreseeable future. The Company expects that its cash, cash equivalents and restricted cash will be sufficient to fund current operations for at least the next twelve months from the issuance of the financial statements. The Company expects to seek additional funding through equity financing, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unaudited Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, the Condensed Consolidated Statements of Operations and Comprehensive Income, Condensed Consolidated Statements of Changes in Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2024 and 2023 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities Exchange Commission (the “Annual Report”) on March 20, 2024. In our opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2024, our results of operations for the three and nine months ended September 30, 2024, and 2023, and our cash flows for the nine months ended September 30, 2024, and 2023. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other interim periods.
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
Segment information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM"), the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM approves key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts and approves the Company's consolidated operating budget. The Company views its operations and manages its business as one operating segment, the research and development of immunotherapies and vaccines. The chief operating decision maker uses loss before income tax to monitor budget versus actual results and decide how to use the Company's resources. As the Company operates in one operating segment, all required financial segment information can be found in these condensed consolidated financial statements.

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
3.     Foreign Currency Translation in General and Administrative Expenses
The aggregate, net foreign exchange gain or loss recognized in general and administrative expenses for the three and nine months ended September 30, 2024, was a loss of $7.7 million and loss of $6.6 million, respectively (three and nine months ended September 30, 2023: $6.6 million gain and $1.1 million loss, respectively).
4.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2024, and 2023 (in thousands, except number of shares):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(8,129)	$(14,110)	$(40,592)	$(56,157)
Net loss attributable to noncontrolling interest	15	38	58	103
Net loss attributable to Barinthus Biotherapeutics plc shareholders	$(8,114)	$(14,072)	$(40,534)	$(56,054)
Denominator:
Weighted-average ordinary shares outstanding, basic	39,419,447	38,533,833	39,079,259	38,320,208
Weighted-average ordinary shares outstanding, diluted	39,419,447	38,533,833	39,079,259	38,320,208
Net loss per share attributable to ordinary shareholders, basic	$(0.21)	$(0.37)	$(1.04)	$(1.46)
Net loss per share attributable to ordinary shareholders, diluted	$(0.21)	$(0.37)	$(1.04)	$(1.46)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive. As of September 30, 2024, 7,340,000 potential ordinary shares issuable for stock options were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect (September 30, 2023: 6,391,680).

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5.    Property and Equipment, Net
During the nine months ended September 30, 2024, the Company’s additions to property and equipment, net were $0.6 million which primarily related to an increase in lab equipment in the Company's U.K. office (nine months ended September 30, 2023: $5.9 million, primarily related to an increase in leasehold improvements for the Company’s U.S. office in Germantown, Maryland).
Depreciation expense for the three and nine months ended September 30, 2024 was $0.7 million and $2.0 million, respectively (September 30, 2023: three and nine months $0.7 million and $1.6 million, respectively).
6.    Intangible Assets, Net
The gross amount of amortizable intangible assets, consisting of acquired developed technology, was $31.6 million as of September 30, 2024 and December 31, 2023, respectively, and accumulated amortization was $8.9 million and $6.5 million as of September 30, 2024 and December 31, 2023, respectively. The amortization expense for the three and nine months ended September 30, 2024 was $0.8 million and $2.4 million, respectively (three and nine months ended September 30, 2023: $0.8 million and $2.4 million, respectively). The estimated annual amortization expense is $3.2 million for the years 2024 through to 2031.

In June 2024, the Company announced plans to prioritize its pipeline to focus on the development of VTP-300 for chronic Hepatitis B virus infection and VTP-1000 in celiac disease. Given this change in Company focus, management identified circumstances that could indicate that the carrying amount of the Company's intangible assets may not be recoverable. Therefore, the Company performed both a qualitative and quantitative assessment in July 2024 and determined that the carrying amount of the Company's intangible assets are recoverable. As of September 30, 2024, the Company did not identify any additional circumstances that may indicate the carrying amount of the Company's intangible assets are not recoverable.
7.    Prepaid Expenses and Other Current Assets (in thousands):

	September 30, 2024	December 31, 2023
Prepayments and accrued income	$7,064	$5,402
Value Added Tax receivable	652	3,031
Other	464	1,474
Total	$8,180	$9,907
8.    Accrued Expenses and Other Current Liabilities (in thousands):

	September 30, 2024	December 31, 2023
Accrued manufacturing and clinical expenses	$3,677	$4,003
Accrued bonus	1,781	2,412
Accrued payroll and employee benefits	887	789
Accrued professional fees	1,037	942
Accrued other	584	1,066
Total	$7,966	$9,212

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

During the nine months period ended September 30, 2024, $3.0 million proceeds have been received and $1.0 million income has been recognized in relation to this contract. This is presented as other operating income in the condensed consolidated statements of operations and comprehensive income.

The Funding Agreement cash payments are restricted as to the use and management of the funds. The remaining unused amounts of the Funding Agreement cash payments of $2.0 million as of September 30, 2024, are reflected in Cash, cash equivalents and restricted cash in the condensed consolidated balance sheets until expenditures contemplated in the Funding Agreement are incurred.

Deferred income

Payments received from CEPI in advance of the eligible research and development expenses being incurred are disclosed as deferred income separately in the condensed consolidated balance sheets. Deferred income is released to the condensed consolidated statements of operations and comprehensive income in the period in which such research and development activities are actually performed in a manner that satisfies the conditions of the Funding Agreement.

Changes in deferred income during the three and nine months ended September 30, 2024 and 2023, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$839	$—	$—	$—
Cash payments received	1,360	—	2,989	—
Other operating income recognized related to the Funding Agreement	(210)	—	(992)	—
Foreign exchange translation	55	—	47	—
Ending balance	$2,044	$—	$2,044	$—

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10.    Ordinary Shares
All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of September 30, 2024:
Liquidation preference: in the event of the liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to holders of the ordinary shares shall be distributed amongst all holders of the ordinary shares in proportion to the number of shares held irrespective of the amount paid or credited as paid on any share.
Dividends: The Company may, subject to the provisions of the Companies Act 2006 and our Articles, by ordinary resolution from time to time declare dividends to be paid to shareholders not exceeding the amount recommended by the Company’s board of directors. Subject to the provisions of the Companies Act 2006, insofar as, in the board of directors’ opinions, the Company’s profits justify such payments, the board of directors may pay interim dividends on the Company’s ordinary shares.
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
On March 29, 2023, all deferred B shares (nominal value of £0.01 each) and deferred C shares (nominal value of £0.00000736245954692556 each) previously in issue were transferred back to the Company and subsequently canceled. These deferred shares had previously been issued to certain pre-IPO shareholders in connection with the implementation of certain stages of the Company’s pre-IPO share capital reorganization. The Company received shareholder approval on

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
April 21, 2021 (pursuant to the shareholder resolutions passed on that date) in order to effect the transfer back and cancellation of the deferred shares for nil consideration in accordance with sections 659 and 662 of the Companies Act 2006.
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
As of September 30, 2024, the Company had a contingent consideration liability of $1.6 million related to the acquisition of Avidea Technologies, Inc. The fair value of the contingent consideration is a Level 3 valuation with the significant unobservable inputs being the probability of success of achievement of the milestones and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs.
The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,888	$2,117	$1,823	$1,711
Change in fair value recognized in net loss	(378)	(244)	(300)	72
Foreign exchange translation recognized in other comprehensive income	100	(76)	87	14
Ending balance	$1,610	$1,797	$1,610	$1,797
13.  Goodwill
The Company has identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s American Depositary Shares, whereby the market capitalization continues to be below the value of the net assets of the Company, and the plans announced in June 2024 to prioritize its pipeline to focus on the development of VTP-300 for chronic Hepatitis B virus infection and VTP-1000 in celiac disease. Therefore, the Company performed both an interim qualitative and quantitative assessment in July 2024 to determine whether it was more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company also performed an interim qualitative assessment as of September 30, 2024 and did not identify any additional circumstances that may indicate it was more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on these assessments, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount as of September 30, 2024 and hence no impairment loss has been recognized.
14.  Share-Based Compensation
During the nine month period ended September 30, 2024, in accordance with the terms of the Annual Increase of the Barinthus Biotherapeutics plc Award Plan 2021 (the “Plan”), the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2023.
For the nine months ended September 30, 2024, the Company granted 1,953,422 options to employees and directors with a weighted average grant date fair value of $2.71 per share and a weighted average exercise price of $3.41 per share (September 30, 2023: granted 2,221,706 options, weighted average grant date fair value of $1.99 per share and a weighted average exercise price of $2.50 per share). For the nine months ended September 30, 2024, 658,512 options (September 30, 2023: 664,449) were forfeited.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Nine months ended September 30,
	2024	2023
Expected volatility	108.7%	96.9%
Expected term (years)	6.0	6.0
Risk-free interest rate	4.0%	3.7%
Expected dividend yield	—%	—%
As of September 30, 2024, 7,340,000 options with a weighted average exercise price of $6.03 per share were outstanding (September 30, 2023: 6,391,680 options with a weighted average exercise price of $8.86 per share were outstanding). As of September 30, 2024, there was $4.0 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.7 years.
Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive income as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$394	$(746)	$1,611	$1,400
General and administrative	750	803	2,343	2,869
Total	$1,144	$57	$3,954	$4,269
15.  Commitments and Contingencies
In-License Agreements
The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, human papillomavirus infection, (“HPV”), hepatitis B virus (“HBV”) and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the nine month periods ended September 30, 2024 and 2023.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	September 30, 2024	December 31, 2023
Right-of-use asset	$7,444	$7,581
Lease liability, current	$1,986	$1,785
Lease liability, non-current	$10,683	$11,191

	Nine months ended September 30,
	2024	2023
Other information
Operating cash flows from operating leases	$1,306	$396
Weighted average remaining lease term (years)	8.19	9.10
Weighted average discount rate	7.5%	7.5%

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Lease Cost
Short-term lease costs	$—	$—	$—	$189
Operating leases	369	192	1,086	787
Total lease cost	$369	$192	$1,086	$976
Future annual minimum lease payments under operating leases as of September 30, 2024, were as follows (in thousands):

Remainder of 2024	$496
2025	1,994
2026	2,018
2027	2,043
2028	2,068
Thereafter	8,153
Total minimum lease payments	$16,772
Less: imputed interest	(4,103)
Total lease liability	$12,669

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
16.  Related Party Transactions
During the three and nine months ended September 30, 2024, the Company recognized license revenue of $15.0 million (three and nine months ended September 30, 2023: nil and $0.8 million, respectively), from Oxford University Innovation Limited. As of September 30, 2024, the Company accrued a contract asset receivable of $15.0 million (December 31, 2023: nil) from Oxford University Innovation Limited.
During the three and nine months ended September 30, 2024, the Company incurred expenses of $0.2 million and $0.7 million, respectively (three and nine months ended September 30, 2023: $0.2 million and $0.6 million, respectively) from Oxford University Innovation Limited which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford.

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
Overview
We are a clinical-stage biopharmaceutical company developing novel immunotherapeutic candidates designed to guide T cells to overcome chronic infectious diseases and autoimmunity. Helping patients and their families is the guiding principle at the heart of Barinthus Bio. We stand apart through our focused pipeline, built around proprietary platform technologies; viral vector-based, consisting of ChAdOx and MVA; and synthetic, consisting of SNAP-Tolerance Immunotherapy, or SNAP-TI. These platforms are enabling us to develop antigen-specific immunotherapeutic candidates designed to optimize the disease fighting capabilities of T cells and restore a healthy balance. Our immunotherapeutic candidates are designed to work by increasing disease-specific CD8+ T cell activity in the case of chronic infectious diseases, or by dampening effector CD4+ and CD8+ T cells, and increasing regulatory T cells in autoimmunity.
Following our strategic pipeline update in June 2024, we are prioritizing a pipeline of two key product candidates in infectious disease and autoimmunity that harness our proprietary viral vector and synthetic platform technologies. These include: VTP-300, a Phase 2 immunotherapeutic candidate designed as a potential component of a functional cure for chronic hepatitis B virus infection utilizing ChAdOx/MVA; and VTP-1000, our first clinical autoimmune candidate designed to utilize the SNAP-TI platform to treat patients with celiac disease, and marking our entry into the autoimmunity space.
We are evaluating VTP-850, a second-generation immunotherapeutic candidate designed to treat recurrent prostate cancer through to the end of an ongoing Phase 1 clinical trial.
Alongside these proprietary programs, we have partnerships in place to advance three additional prophylactic and therapeutic product candidates including VTP-500 for Middle East Respiratory Syndrome, or MERS, VTP-400 for Zoster and VTP-600 for multiple cancer indications including Non-Small Cell Lung Cancer, or NSCLC, and Squamous Esophageal Cancer, or ESCC. We also co-invented Vaxzevria, a COVID-19 vaccine with the University of Oxford, which was exclusively licensed worldwide to AstraZeneca.
We believe our proven scientific expertise, focused portfolio and experience on product candidate development uniquely positions us to navigate towards delivering treatments for patients with chronic infectious diseases and autoimmune-disorders that have a significant impact on their everyday lives.
On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by American Depositary Shares, or ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of September 30, 2024, we have sold 1,875,848 ordinary shares represented by ADSs under the sales agreement, amounting to net proceeds of $4.3 million.
We incurred net losses each year since inception through to December 31, 2021. For the year ended December 31, 2022, we generated net income of $5.3 million, primarily as a result of revenues arising from prior AstraZeneca sales of Vaxzevria and our agreement with Oxford University Innovation (OUI). For the year ended December 31, 2023, we generated a net loss of $73.4 million. For the three and nine months ended September 30, 2024, we incurred a net loss of $8.1 million and $40.6 million, respectively. As of September 30, 2024, we had an accumulated deficit of $217.1 million and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.
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
VTP-300 (Chronic hepatitis B)
In September 2024, enrollment was completed in the HBV003 trial (NCT05343481) of VTP-300 in 121 adult participants with chronic hepatitis B. The Phase 2b trial is designed to obtain critical dosing information for a potential functional cure regimen for chronic hepatitis B, with participants receiving VTP-300 and low-dose (LD) nivolumab.
A further data update on both the ongoing HBV003 Phase 2b and IM-PROVE Phase 2a trials in collaboration with Arbutus Biopharma is expected at the American Association for the Study of Liver Diseases (AASLD) – The Liver Meeting® 2024 scheduled from November 15-19, 2024 in San Diego, CA., with a late-breaking oral presentation and late-breaking poster having been accepted on the trials, respectively.
VTP-1000 (Celiac Disease)
In September 2024, we initiated the first-in-human Phase 1 trial of VTP-1000 in adults with celiac disease. The AVALON trial is a randomized, placebo-controlled clinical trial, which includes a controlled gluten challenge. It will evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-1000.
VTP-850 (Prostate Cancer)
In October 2024, we announced that the PCA001 trial (NCT05617040) of VTP-850 in men with rising prostate-specific antigen (PSA) after definitive local therapy for prostate cancer (i.e., biochemical recurrence) had completed enrollment of 22 participants. The Phase 1 trial is designed to evaluate safety and efficacy, as measured by PSA and T cell response. We expect to have data from this Phase 1 trial in the first half of 2025.

Management Team
Effective from September 1, 2024, Graham Griffiths, our Chief Business Officer since October 2017, was promoted to Chief Operating Officer.
Financial Update
In October 2024, we were informed of additional amounts due to the Company from Oxford University Innovation (OUI) in relation to the Company's share of royalties received by OUI as a result of prior commercial sales of Vaxzevria® by AstraZeneca. As a result, $15.0 million revenue has been recognized in the third quarter of 2024. There is no expectation of additional payments or that we will be notified of such payments in a timely manner. We expect that this additional revenue will enable us to fund our research and development plans further into the second quarter of 2026.
Impact of Israel and Gaza Conflict, Ukraine Crisis and Iran Conflict
In respect of the international conflict in Israel and Gaza, situation in Ukraine and Iran conflict, we have no operations or suppliers based in Israel or Gaza, or in Ukraine, Belarus, Russia or Iran, and as a result, as of the date of this Quarterly Report on Form 10-Q, we believe the impact on our business, operations and financial condition will be minimal.
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
In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. In March 2022, we were notified by OUI of the commencement of revenue relating to prior commercial sales of Vaxzevria. Our revenue for the three and nine months ended September 30, 2024 was $15.0 million (three and nine months ended September 30, 2023: nil and $0.8 million, respectively), representing the amounts we have been notified of as due by OUI to date and an estimate of future receipts, constrained to the extent that it is probable that a significant reversal of revenue would not occur. In May 2024, AstraZeneca announced its planned withdrawal of Vaxzevria as demand had declined, and therefore we do not expect to receive any future revenue relating to future commercial sales of Vaxzevria.
Operating Expenses
Our operating expenses since inception have consisted of research and development costs and general and administrative costs.
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a new next-generation adenoviral vector, acquiring new technology platforms including SNAP, conducting preclinical studies, developing various manufacturing processes, initiating the clinical trials for VTP-200,

VTP-300, VTP-600, VTP-850 and VTP-1000 and readying VTP-500 for clinical trials. Research and development activities account for a large portion of our operating expenses, and we expect research and development expenses to increase in the future. Research and development costs are expensed as incurred. These costs include:
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
Other Operating Income
Other operating income includes the CEPI Funding Agreement, pursuant to which CEPI will provide funding to us to advance the development of VTP-500, our vaccine candidate against MERS. When there is reasonable assurance that we will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, grant income is recognized as other operating income on a gross basis in the condensed consolidated statements of operations and comprehensive income on a systematic basis over the periods in which we recognize expenses for the related costs for which the grants are intended to compensate. Payments received in advance of incurring reimbursable expenses are recorded as deferred income. Any remaining unused amounts of the cash payments received on the balance sheets will be disclosed as restricted cash in the notes of the condensed consolidated financial statements.
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
Until March 2023 under the SME program, we were able to surrender some of our trading losses that arise from qualifying research and development activities for a cash rebate of up to 33.4% of such qualifying research and development expenditure. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs and utilities costs incurred as part of research projects. Certain subcontracted qualifying research and development expenditures were eligible for a cash rebate of up to 21.7%. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.
From April 2023, under the SME Program, the enhanced rate of deduction has decreased from 230% to 186%, the SME credit rate has been reduced from 14.5% to 10% (except for R&D intensive SMEs, which will benefit from a credit rate of 14.5%), and our SME cash rebate has been reduced from an effective rate of 33.4% to 18.6% (or 27.0% for R&D intensive SMEs) and from 21.7% to 12.1% for subcontractors. We are regularly assessing if we can claim under the loss-making R&D Intensive Scheme for SMEs, which would provide benefits consistent with those claimed under the previous SME Program. From the analysis performed, we do not currently expect to claim under the loss-making R&D Intensive Scheme for SMEs primarily due to the proportion of total relevant expenditure occurring outside the United Kingdom.
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
The merged scheme Research & Development expenditure credit (RDEC) and enhanced R&D intensive support (ERIS) replace the old RDEC and small and medium-sized enterprise (SME) schemes for accounting periods beginning on or after April 1, 2024. For expenditure under the merged scheme, the rate of Research and Development expenditure credit will be 20%, which is the same as the rate under the old RDEC scheme for expenditure incurred on or after April 1, 2023. For loss-makers and small profit-makers, a lower rate of notional tax restriction (currently 19%) applies at payment. For all other companies, the restriction will continue to apply at the Corporation Tax main rate (currently 25%). The amount of the PAYE cap for claims under both the merged scheme and ERIS is £20,000 plus 300% of the company’s relevant PAYE and National Insurance contributions liabilities. The PAYE cap (where applicable) will limit the amount of payable credit that can be received in the accounting period under consideration. Any excess over the cap will be carried forward and treated as an amount of Research and Development expenditure credit to which the company will be entitled for the next accounting period. Based on prior claims and the split of qualifying spend it is expected that the PAYE cap is unlikely to affect the net benefit and the EU State Aid cap will not impact the benefit under the merged scheme. Furthermore, for accounting periods starting on or after April 1, 2024, legislation included in Finance Act 2024 restricts the extent to which payments to contractors for R&D, and externally provided workers can qualify for R&D relief where R&D activity takes place outside the UK. This may restrict the ability to include cost incurred on EPWs based in the US and Switzerland for future accounting periods.
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

Goodwill
We assess goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amounts may not be recoverable. We have elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. The goodwill of $12.2 million recognized as of September 30, 2024 relates to the acquisition of Avidea on December 10, 2021. The Company has identified qualitative indicators of impairment due to a sustained decline in the price of the Company’s ADSs, whereby the market capitalization continues to be below the value of the net assets of the Company, and the plans announced in June 2024 to prioritize its pipeline to focus on the development of VTP-300 for chronic Hepatitis B virus infection and VTP-1000 in celiac disease. Therefore, the Company performed both an interim qualitative and quantitative assessment in July 2024 to determine whether it was more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company also performed an interim qualitative assessment as of September 30, 2024 and did not identify any additional circumstances that may indicate it was more likely than not that the fair value of the reporting unit is less than its carrying amount. Based on these assessments, management determined it is not more likely than not that the fair value of the reporting unit is less than its carrying amount and hence no impairment loss has been recognized related to goodwill for the three and nine months ended September 30, 2024.
Long-lived assets
The Company reviews long-lived assets to be held and used, including property and equipment, intangible assets and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. In June 2024, the Company announced plans to prioritize its pipeline to focus on the development of VTP-300 for chronic Hepatitis B virus infection and VTP-1000 in celiac disease. Given this change in Company focus, management identified circumstances that could indicate that the carrying amount of the Company's intangible assets may not be recoverable. Therefore, the Company performed both a qualitative and quantitative assessment in July 2024 and determined that the carrying amount of the Company's intangible assets are recoverable. As of September 30, 2024, the Company did not identify any additional circumstances that may indicate the carrying amount of the Company's intangible assets are not recoverable, hence no impairment loss related to intangible assets has been recorded during the three and nine months ended September 30, 2024.

Contingent consideration
We recognize a contingent consideration liability related to the acquisition of Avidea. Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a combination of cash and ADSs, upon the achievement of certain milestones. This contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date, and subsequently remeasured to fair value at each reporting date until the contingency is resolved. The fair value of the contingent consideration is a Level 3 valuation determined using significant unobservable inputs, being the probability of pursuit of the activity associated with the milestone, the probability of success of the achievement of the milestone, the expected date of milestone achievement and applying the relevant discount rate. Changes in fair value are recognized in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table sets forth the significant components of our results of operations (in thousands):

	Three months ended September 30, 2024	Three months ended September 30, 2023	Change
License revenue	$14,969	$—	$14,969
Operating expenses:
Research and development	11,139	15,144	(4,005)
General and administrative	13,420	961	12,459
Total operating expenses	24,559	16,105	8,454
Other operating income	210	—	210
Loss from operations	(9,380)	(16,105)	6,725
Other income/(expense)
Interest income	631	196	435
Interest expense	(17)	(7)	(10)
Research and development incentives	608	1,205	(597)
Other income/(expense)	26	(2)	28
Total other income	1,248	1,392	(144)
Loss before income tax	(8,132)	(14,713)	6,581
Tax benefit	3	603	(600)
Net loss	$(8,129)	$(14,110)	$5,981

Revenue
For the three months ended September 30, 2024, and 2023, our revenue consisted of $15.0 million and nil, respectively, from the OUI License Agreement Amendment with respect to payments due from OUI in connection with prior commercial sales of Vaxzevria. There is no guarantee that such payments will be made in the future and, if they do, that we will be notified of such payments in a timely manner.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Change
Direct research and development expenses by program:
VTP-200 HPV	$246	$1,288	$(1,042)
VTP-300 HBV	2,748	4,877	(2,129)
VTP-500 MERS[1]	40	—	40
VTP-600 NSCLC/ESCC[2]	108	155	(47)
VTP-850 Prostate cancer	914	1,724	(810)
VTP-1000 Celiac[3]	1,751	2,507	(756)
Other and earlier stage programs	707	1,069	(362)
Total direct research and development expenses	6,514	11,620	(5,106)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[4]	3,871	2,711	1,160
Facility related	214	368	(154)
Other indirect costs	540	445	95
Total indirect research and development expenses	4,625	3,524	1,101
Total research and development expenses	$11,139	$15,144	$(4,005)

[1]The development of VTP-500 is funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (CEPI).
[2]The VTP-600 NSCLC/ESCC Phase 1/2a trial is sponsored by Cancer Research UK.
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

[4] This includes $0.6 million of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program funded by CEPI.
Our research and development expenses for the three months ended September 30, 2024 and 2023 were $11.1 million and $15.1 million, respectively.
Direct expenses for the three months ended September 30, 2024 and 2023 were $6.5 million and $11.6 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $5.1 million decrease, $2.1 million pertains to a decrease in VTP-300 HBV clinical trial and manufacturing costs as enrollment for the two ongoing Phase 2 trials is now complete, $0.8 million pertains to the completion of the VTP-1000 clinical trial in the third quarter of 2024, and $1.0 million pertains to a reduction in clinical trial and manufacturing development costs for the VTP-200 HPV program following the completion of the Phase 1b/2 APOLLO (HPV001) clinical trial in the first quarter of 2024.

Indirect research and development expenses for the three months ended September 30, 2024 and 2023 were $4.6 million and $3.5 million, respectively. The increase of $1.1 million primarily relates to personnel expenses, including share-based payment charges of $0.4 million, due to an increase in personnel time spent on research and development activities.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2024 and 2023 were $13.4 million and $1.0 million, respectively. The increase of $12.4 million relates primarily to a net increase of $14.3 million in net loss on foreign exchange, offset by a decrease in personnel expenses, including share-based payment charges of $1.3 million, primarily due to a decrease in personnel costs following the reduction in workforce in Q2 2024 and less personnel time spent on general and administrative activities.

Other Operating Income
For the three months ended September 30, 2024 and 2023, other operating income was $0.2 million and nil, respectively, resulting from the funding provided by CEPI under the Funding Agreement, dated December 20, 2023, entered into by and among us, the Chancellors, Masters and Scholars of the University of Oxford and the CEPI for the development of VTP-500 through Phase 2 clinical trials for the prevention of MERS.
Interest Income
For the three months ended September 30, 2024 and 2023, interest income was $0.6 million and $0.2 million, respectively, resulting from the interest earned on our short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the three months ended September 30, 2024 and 2023 research and development incentives were $0.6 million and $1.2 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. The decrease of $0.6 million is due to reduced expenses eligible for the research and development corporation tax relief, as well as a decrease in the enhanced rate of deduction and credit rate under the scheme, effective from April 2023.
Tax benefit
For the three months ended September 30, 2024 and 2023, the tax benefit was $0.003 million and $0.6 million respectively, which primarily relates to movements in deferred tax.
Comparison of the Nine months ended September 30, 2024 and 2023
The following table sets forth the significant components of our results of operations (in thousands):

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Change
License Revenue	$14,969	$802	$14,167
Operating expenses:
Research and development	33,926	38,501	(4,575)
General and administrative	26,615	26,227	388
Total operating expenses	60,541	64,728	(4,187)
Other operating income	992	—	992
Loss from operations	(44,580)	(63,926)	19,346
Other income/(expense)
Interest income	2,041	2,306	(265)
Interest expense	(41)	(21)	(20)
Research and development incentives	1,895	2,921	(1,026)
Other income, net	46	308	(262)
Total other income	3,941	5,514	(1,573)
Loss before income tax	(40,639)	(58,412)	17,773
Tax benefit	47	2,255	(2,208)
Net loss	$(40,592)	$(56,157)	$15,565
Revenue
For the nine months ended September 30, 2024 and 2023, our revenue consisted of $15.0 million and $0.8 million, respectively, from the OUI License Agreement Amendment with respect to payments due from OUI in connection with prior commercial sales of Vaxzevria. There is no guarantee that such payments will be made in the future and, if they do, that we will be notified of such payments in a timely manner.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30, 2024	Nine months ended September 30, 2023	Change
Direct research and development expenses by program:
VTP-200 HPV	$1,882	$4,463	$(2,581)
VTP-300 HBV	7,695	10,752	(3,057)
VTP-500 MERS[1]	517	—	517
VTP-600 NSCLC/ESCC[2]	296	509	(213)
VTP-850 Prostate cancer	1,506	2,181	(675)
VTP-1000 Celiac[3]	4,496	7,097	(2,601)
Other and earlier stage programs	2,398	2,050	348
Total direct research and development expenses	18,790	27,052	(8,262)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[4]	12,968	9,700	3,268
Facility related	947	941	6
Other indirect costs	1,221	808	413
Total indirect research and development expenses	15,136	11,449	3,687
Total research and development expenses	$33,926	$38,501	$(4,575)

[1]The development of VTP-500 is funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (CEPI).
[2]The VTP-600 NSCLC/ESCC Phase 1/2a trial is sponsored by Cancer Research UK.
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

[4]This includes $0.6 million of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program funded by CEPI.
Our research and development expenses for the nine months ended September 30, 2024 and 2023 were $33.9 million and $38.5 million, respectively.
Direct expenses for the nine months ended September 30, 2024 and 2023 were $18.8 million and $27.1 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $8.3 million decrease, $3.1 million pertains to a decrease in VTP-300 HBV clinical trial and manufacturing costs as enrollment for the two ongoing Phase 2 trials is now complete, $2.6 million pertains to the completion of the VTP-1000 clinical trial in the third quarter of 2024, and the deprioritization of VTP-1100 for HPV cancer announced earlier in 2024, and $2.6 million pertains to a reduction in clinical trial and manufacturing development costs for the VTP-200 HPV program following the completion of the Phase 1b/2 APOLLO (HPV001) clinical trial in 2024.
Indirect research and development expenses for the nine months ended September 30, 2024 and 2023 were $15.1 million and $11.4 million, respectively. Of the $3.7 million increase, $3.3 million relates primarily to an average increase in headcount on a year-to-date basis, severance costs of $0.7 million across our locations in the United Kingdom and United States following the Company’s announcement in June 2024 to prioritize its pipeline, more personnel time spent on research and development activities and higher share-based payment charges due to higher value awards expensed in the period.

General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2024 and 2023 were $26.6 million and $26.2 million, respectively. The increase of $0.4 million relates primarily to an increase in net loss on foreign exchange of $5.5 million, offset by a decrease in personnel expenses primarily due to a decrease in personnel cost due to the workforce reduction in Q2 2024 (net of $0.1 million severance cost) and a reduction in share-based payment charges due to the timing of high value awards, a decrease in insurance costs of $1.5 million related to a reduction in insurance premiums, and a decrease of $0.7 million in facility related costs due to the relocation to our new U.S. laboratory in June 2023.
Other Operating Income
For the nine months ended September 30, 2024 and 2023, other operating income was $1.0 million and nil, respectively, resulting from the funding provided by CEPI under the Funding Agreement, dated December 20, 2023, entered into by and among us, the Chancellors, Masters and Scholars of the University of Oxford and the CEPI for the development of VTP-500 through Phase 2 clinical trials for the prevention of MERS.
Interest Income
For the nine months ended September 30, 2024 and 2023, interest income was $2.0 million and $2.3 million, respectively, resulting from the interest earned on our short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the nine months ended September 30, 2024 and 2023 research and development incentives were $1.9 million and $2.9 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. The decrease of $1.0 million is due to reduced expenses eligible for the research and development corporation tax relief, as well as a decrease in the enhanced rate of deduction and credit rate under the scheme, effective from April 2023.
Tax benefit
For the nine months ended September 30, 2024 and 2023, the tax benefit was $0.05 million and $2.3 million respectively, which primarily relates to movements in deferred tax.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront, royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment. Through September 30, 2024, we received gross proceeds of approximately $329.2 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of September 30, 2024, we had cash, cash equivalents and restricted cash of $106.1 million. Recent financing and corporate milestones include the following:
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
•Between December 2022 and September 2024, we raised net proceeds of $4.3 million from the issuance of shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC.

On August 9, 2022, we filed the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of September 30, 2024, we have sold 1,875,848 ordinary shares represented by ADSs under the sales agreement amounting to net proceeds of $4.3 million.
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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Net cash used in operating activities	$(42,026)	$(31,322)
Net cash used in investing activities	(614)	(5,566)
Net cash provided by financing activities	1,326	1,763
Effect of exchange rates on cash, cash equivalents and restricted cash	5,326	1,049
Net decrease in cash, cash equivalents and restricted cash	$(35,988)	$(34,076)
Cash Used in Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $42.0 million, primarily resulting from our net loss of $40.6 million adjusted by unrealized foreign exchange loss of $2.0 million, depreciation and amortization of $4.4 million, share based compensation of $4.0 million, non-cash lease expenses of $1.1 million, and changes in our operating assets and liabilities, net of $12.6 million primarily related to a $15.0 million increase in contract asset (including related parties), a $2.1 million decrease in prepaid expenses, a $2.0 million increase in deferred income, a $1.3 million decrease in operating lease liabilities and a $0.2 million decrease in accounts payable and accrued expenses.

During the nine months ended September 30, 2023, net cash used in operating activities was $31.3 million, primarily resulting from our net loss of $56.2 million adjusted by share based compensation of $4.3 million, depreciation and amortization of $4.0 million, non-cash lease expense of $0.8 million, foreign exchange loss of $0.9 million, deferred tax benefit of $2.3 million, and changes in our operating assets and liabilities, net of $17.1 million related to a $5.8 million decrease in accounts receivable, a $5.2 million decrease in prepaid expenses and other current assets, and a $5.2 million increase in accrued expenses.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2024, and 2023 cash used in investing activities was $0.6 million and $5.6 million, respectively. These amounts are resulted primarily from capital expenditures related to leasehold improvements on our new office and laboratory facilities in Germantown, Maryland, United States, that we relocated to in June 2023.
Net Cash Provided by Financing Activities

During the nine months ended September 30, 2024 and 2023, cash provided by financing activities was $1.3 million and $1.8 million, respectively. These amounts primarily related to net proceeds received from the issuance of ordinary shares through the “at-the-market” sales agreement.

Effect of exchange rates on cash, cash equivalents and restricted cash
During the nine months ended September 30, 2024 and 2023, the effect of foreign exchange on cash, cash equivalents and restricted cash was a gain of $5.3 million and a gain of $1.0 million respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.
Future Funding Requirements
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, through to December 31, 2021. We were profitable in 2022, however we have negative operating cash flows for the period ended September 30, 2024 and year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $217.1 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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
•the timing, receipt and amount of sales of, or royalties or other income from, our future products, if any; and
•the emergence and success or otherwise of competing infectious disease or autoimmune therapies and other market developments.
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
We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of September 30, 2024.
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
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Foreign Currency and Currency Translation
We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Barinthus Biotherapeutics plc and its consolidated subsidiaries, Barinthus Biotherapeutics (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Australia Pty, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics S.R.L, is the euro. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Switzerland GmbH, is the Swiss franc. Our cash, cash equivalents and restricted cash as of September 30, 2024 consisted primarily of cash balances held by Barinthus Biotherapeutics (UK) Limited in United States dollars.
Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average exchange rate in effect during the period. Translation adjustments are included in the condensed consolidated Balance Sheets as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in operating expenses, net in the condensed consolidated Statements of Operations and Comprehensive Income as incurred.
We incur significant operating costs in the U.K. and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our U.K. operations that are settled in pound sterling. For the nine months ended September 30, 2024, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in a material change to our current and projected expenses denominated in pound sterling.

Interest Rate Sensitivity
We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash, cash equivalents and restricted cash of $106.1 million as of September 30, 2024, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2024, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
This Quarterly Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Unless the context otherwise requires, reference in this Quarterly Report to the terms “Barinthus Bio,” “the Company,” “we,” “us,” “our,” and similar designations refer to Barinthus Biotherapeutics plc and, where appropriate, our wholly-owned subsidiaries. As used herein, all references before November 7, 2023 to (i) Barinthus Biotherapeutics plc shall refer to Vaccitech plc, (ii) Barinthus Biotherapeutics (UK) Limited shall refer to Vaccitech (UK) Limited, (iii) Barinthus Biotherapeutics North America, Inc., or Barinthus Bio NA shall refer to Vaccitech North America, Inc., (iv) Barinthus Biotherapeutics Switzerland GmbH shall refer to Vaccitech Switzerland GmbH (v) Barinthus Biotherapeutics S.R.L. shall refer to Vaccitech Italia S.R.L. and (vi) Barinthus Biotherapeutics Australia Pty Limited shall refer to Vaccitech Australia Pty Limited, after which the name change described herein shall have taken effect.
Item 2.      Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three and nine months ended September 30, 2024 that were not registered under the Securities Act.
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
Issuer Purchases of Equity Securities
None.
Item 3.      Defaults Upon Senior Securities.
Not Applicable.
Item 4.      Mine Safety Disclosures.
Not Applicable.
Item 5.      Other Information.
Rule 10b5-1 Trading Plans
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2024.
Item 6.      Exhibits.

Exhibit Number	Description
3.1
Articles of Association of the Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40367) filed with the Securities and Exchange Commission on May 10, 2021)

10.1*#	Service Agreement with Leon Hooftman, effective February 21, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_______________________________________________
*Filed herewith.
#    Indicates a management contract or any compensatory plan, contract or arrangement.
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

BARINTHUS BIOTHERAPEUTICS PLC

Date: November 6, 2024	By:	/s/ William Enright
William Enright Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	By:	/s/ Gemma Brown
Gemma Brown Chief Financial Officer (Principal Financial and Accounting Officer)