Form 10-K
period 2024-12-31
Barinthus Biotherapeutics plc.
filed 2025-03-20
CIK 1828185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-40367
BARINTHUS BIOTHERAPEUTICS PLC
(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 6-10, Zeus Building Rutherford Avenue Harwell, Didcot, United Kingdom	OX11 0DF
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (0) 1865 818 808
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares*	BRNS	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares, nominal value £0.000025 per share, in the form of American Depositary Shares, held by non-affiliates was approximately $31.1 million.
The number of shares outstanding of the registrant’s ordinary shares, nominal value £0.000025 per share, as of March 14, 2025: 40,339,395 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

BARINTHUS BIOTHERAPEUTICS PLC
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

We own the registered trademark BARINTHUS in the United Kingdom, and we have filed applications at the U.K. Intellectual Property Office and other intellectual properties to register trademarks for BARINTHUS, SNAP-TI, SNAP-CI and a design logo globally. We also own various trademark registrations and applications, and unregistered trademarks, including the registered trademark VACCITECH, and trademarks relating to the technologies acquired as part of our acquisition of Avidea Technologies, Inc. in December 2021 including the registered trademarks SNAPVAX and SYNTHOLYTIC. All other trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K ("Annual Report") are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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
•the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application ("IND"), New Drug Application ("NDA"), and Biologics License Application ("BLA") filings for our current and future product candidates, and final U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA"), United Kingdom Medicines and Healthcare products Regulatory Agency ("MHRA"), or other foreign regulatory authority approvals relating to our current and future product candidates;
•our future expectations, plans and prospects, including the estimates of costs that we expect to incur in connection with the restructuring and the timing thereof;
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
•the impact of global economic and political developments on our business, including inflationary pressures, volatile interest rates, or intensified disruptions in the global financial markets, the change in the U.S. presidential administration, the conflict in Ukraine, the conflict in Israel and Gaza, disruptions in the banking industry, economic sanctions and economic slowdowns or recessions that may result from such developments; and
•our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended ("JOBS Act").

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

This Annual Report contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Unless the context otherwise requires, reference in this Annual Report to the terms “Barinthus Bio,” “the Company,” “we,” “us,” “our,” and similar designations refer to Barinthus Biotherapeutics plc and, where appropriate, our majority-owned subsidiaries.

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
•Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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
•Our product candidates are based on novel approaches to the treatment of diseases, which makes it difficult to predict the time and cost of product candidate development.
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
•Even if we receive marketing authorization for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

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
•The pipeline prioritization and restructuring may be unsuccessful, lead to additional costs, disrupt our operations, create unintended problems in our workforce, or increase litigation, in which case our business could be harmed.
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

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating auto-immune and inflammatory diseases within the immunology and inflammation ("I&I") space. Helping patients and their families is the guiding principle at the heart of Barinthus Bio. We aim to achieve this by developing truly transformational and highly disease-specific immunotherapies.
We are prioritizing the development of a pipeline for I&I indications enabled by our proprietary and highly differentiated platform for promoting immune tolerance, referred to as SNAP-TI, that are designed to guide patient's T cells to reduce inflammation and restore the natural state of immune non-responsiveness to healthy tissue. Our lead candidate, VTP-1000, is designed to restore immune non-responsiveness to gluten in patients with celiac disease, and is currently being assessed in a Phase 1 clinical trial. Based on encouraging preclinical data, we believe that the SNAP-TI platform has the potential to impact multiple other I&I indications.
We are also evaluating two product candidates to treat infectious diseases and cancer that harness our proprietary viral vector platform technologies, consisting of ChAdOx and MVA; these technologies are designed to increase disease-specific CD8+ T cells. These include: VTP-300, a Phase 2 immunotherapeutic treatment modality that is a component of a treatment regimen to establish functional cure in patients who are chronically infected by the hepatitis B virus, and VTP-850, a second-generation immunotherapeutic candidate for the prevention of recurrence of prostate cancer. VTP-850 is being tested in patients in a Phase 1 clinical trial in prostate cancer after surgical resection. We intend to progress the development of these product candidates by completing the ongoing clinical trials, and seek a partner or collaborator for continuing development.
Alongside these proprietary programs, we have partnerships in place to advance additional prophylactic and therapeutic product candidates utilizing our viral vector platforms, including VTP-500 for Middle East Respiratory Syndrome, or MERS, VTP-400 for Herpes Zoster infections, and VTP-600 with potential for multiple cancer indications, including Non-Small Cell Lung Cancer ("NSCLC"), and Squamous Esophageal Cancer. We also co-invented a COVID-19 vaccine with the University of Oxford, which was exclusively licensed worldwide to AstraZeneca U.K. Limited ("AstraZeneca").

We believe our core capabilities at the intersection of T cell immunology and immunotherapeutic technology platforms combined with our track record of successfully executing development path activities uniquely position us to navigate towards delivering promising new treatments for patients with auto-immune and inflammatory diseases and building value for shareholders.

Our Approach

We are leveraging the latest understanding of how the immune system's T cells naturally function to control disease. Research has shown that T cells are key to our body’s ability to identify and respond to threats through recognition of antigens. Disease can occur when the T cell response is either inappropriate, as occurs in auto-immunity, or inadequate, as often occurs in chronic viral infections or cancer.

Many auto-immune and inflammatory diseases are characterized by an inappropriate or overactive immune response caused by an imbalance in the T cell population. T effector ("Teff") cells that normally fight infections and cancer can inappropriately attack the body and overwhelm the regulatory T ("Treg") cells that are meant to prevent inflammation. While there has been incredible progress in the treatment options over the last two decades, current therapies still rely heavily on the use of non-specific immunosuppressive agents and supportive therapies. These may efficiently dampen inflammation and slow disease progression, but they often require lifelong treatment and their lack of specificity for the pathogenic mechanism can lead to several, sometimes life-threatening, side effects. Therefore, there remains a need for more targeted, curative therapies that directly address the T cell (Treg/Teff) imbalance underlying many auto-immune and inflammatory diseases. Fortunately, improved understanding of the cause of inflammatory diseases is allowing the identification of the specific antigens that Teff cells are attacking. In auto-immunity, Teff cells recognize and attack tissues harboring self-antigens, such as pancreatic beta islet cell associated antigens in type-1 diabetes. Knowledge of the problematic antigens that the Teff cells are responding to allows for the development of highly specific treatments that only target the T cells involved in the disease and may provide a less aggressive and potentially curative approach.

We aim to directly address the disease process underlying auto-immunity and other inflammatory diseases by developing antigen-specific immune tolerance ("ASIT") therapies based on our proprietary SNAP-TI technology platform. Our approach is to use SNAP-TI to provide the immune system with problematic antigens within an appropriate tolerogenic context that promotes a reduction in Teff cells and increase in Treg cells, aiming to restore the natural state of immune tolerance and control over disease. Properties that differentiate SNAP-TI from other ASIT therapies are the use of synthetic, self-assembling nanoparticles to improve manufacturability of multiple antigen compositions; ability to administer by preferred intramuscular or subcutaneous routes; and use of an immunomodulator that aims to improve the Treg/Teff ratio and prevent unwanted inflammation associated with the treatment.

For chronic viral infections and cancer, we use a different platform and approach but still leverage T cells. Our viral vector platforms are designed to stimulate the production of very high levels of Teff cells, such as CD8+ T cells that can recognize viral antigens or tumor antigens. Over the past three decades, hundreds of trials have examined a wide variety of approaches that induce the production of CD8+ T cells against infected and cancerous cells. These trials have demonstrated that different approaches induce different breadths and magnitudes of immune responses. While there have been many successes, certain diseases requiring a robust CD8+ T cell response have remained resistant possibly due to limitations of existing approaches. Our approach for treating chronic viral infections or cancers is to attempt to elicit a strong and specific immune response against key viral or tumor antigens, respectively, using a combination of two proprietary platforms encoded with the target antigens, each administered one month apart. We employ unique antigen design strategies intended to optimize antigen presentation to the immune system and maximize the desired type of immune response we are seeking to induce. This specific combination approach has been shown to provide a very high magnitude and durable CD8+ T cell response induced in humans. Our viral platforms are further differentiated by their flexibility, applicability across diseases, favorable tolerability profile and proven rapid production on a large scale.

In 2024, we achieved a number of strategic, operational, and financial objectives, which we believe position us to deliver on our long-term plans:

•In April 2024, we received clearance from the FDA on an Investigational New Drug ("IND") application, as well as from the Australian regulatory authorities, to progress VTP-1000 in a first in human clinical trial in celiac disease. AVALON is a randomized, placebo-controlled Phase 1 trial with a controlled gluten challenge to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-1000 in adults with celiac disease. The primary endpoint is assessment of the safety and tolerability of single and multiple dosing, and determination of a dose and schedule for further investigation. The trial also aims to demonstrate proof-of-principle of induction of immune tolerance and early proof-of-concept for VTP-1000, as a potential treatment for celiac disease, based on assessment of pharmacodynamics and preliminary efficacy determined by means of a controlled gluten challenge.

•In April 2024, we announced top-line final data from the APOLLO trial (also known as HPV001), a Phase 1b/2 randomized, placebo-controlled, multi-center dose-ranging trial of VTP-200 in 108 participants across the U.K. and EU evaluating the safety, tolerability and immunogenicity of VTP-200 in women aged 25-55 with persistent high-risk human papillomavirus ("hrHPV") infections and low-grade cervical lesions. The trial was designed to assess the effect of VTP-200 on clearance of hrHPV infection and cervical lesion(s), as well as defining select appropriate doses for further development.

•In May 2024, we appointed Dr. Leon Hooftman, M.D., as our Chief Medical Officer, effective as of June 2, 2024. Dr. Hooftman brings significant drug development expertise across a broad array of therapeutic areas including oncology, infectious diseases, and inflammation.

•In June 2024, we presented interim data on two Phase 2 trials of VTP-300. Across both studies, 19% of participants had undetectable HBsAg levels. The majority of patients who were assessed reached very low levels of HBsAg and eligibility for NUC discontinuation. Management believe these data are further evidence that VTP-300 could be a critical component of a functional cure regimen.

•In June 2024, we announced a strategic pipeline prioritization following positive interim data from VTP-300 in Chronic Hepatitis B virus infections, prioritizing the development of VTP-300 in chronic Hepatitis B, and VTP-1000 in celiac disease.

•In September 2024, we announced that the first patient/participant was entered into the Phase 1 AVALON clinical trial for VTP-1000 in celiac disease. The AVALON trial aims to enroll 42 participants with celiac disease and will be conducted in two parts: a randomized double-blind placebo controlled single ascending dose ("SAD") part, followed by a randomized double-blind placebo-controlled multiple ascending dose part, incorporating a controlled gluten challenge to assess the impact of VTP-1000 administration on patients’ exposure to gluten.

•In October 2024, we announced that enrollment had completed in the Phase 2b HBV003 clinical trial for VTP-300 in chronic hepatitis B as well as the Phase 1 PCA001 clinical trial for VTP-850 in prostate cancer, respectively. The Phase 2b trial with VTP 300 enrolled 121 adult participants and is designed to obtain critical dosing information for a potential functional cure regimen for chronic hepatitis B, with participants receiving VTP-300 and low-dose ("LD") nivolumab. The Phase 1 PCA001 clinical trial enrolled 22 participants and is designed to determine the recommended Phase 2 dosing regimen of VTP-850 as well as evaluate safety and efficacy, as measured by PSA and T cell responses.

•In November 2024, we presented positive updated interim data from the Phase 2b HBV003 clinical trial for VTP-300. The new data showed that as of the data cut off date of September 30, 2024, eight participants demonstrated complete HBsAg loss (defined as HBsAg levels below the lower limit of quantitation [<LLOQ, 0.05 IU/mL]) and two participants met the criteria for functional cure. Uniquely, two of the eight participants with HBsAg loss, became positive for anti-hepatitis B antibodies ("HBsAb", so called seroconversion) that they did not have before, including one of those who met functional cure criteria.

•In November 2024, we presented interim data from Group C of the Phase 2a IM-PROVE II clinical trial in collaboration with Arbutus Biopharma Corporation ("Arbutus") (NASDAQ: ABUS), in people with chronic hepatitis B receiving imdusiran followed by VTP-300 and low-dose nivolumab. The data indicated that Group C participants receiving nivolumab and VTP-300 experienced increased rates of HBsAg loss at Week 48 (3/13) compared to Group A and B participants who received imdusiran and VTP-300 or placebo.

•In November 2024, we announced the promotion of Geoffrey Lynn, M.D., Ph.D., to Chief Scientific Officer, effective as of December 1, 2024, following the departure of Nadège Pelletier, Ph.D. Dr. Lynn is a seasoned biotech innovator and executive with over 15 years of experience leading immunotherapeutic R&D from discovery through early development.

The Key Elements of Our Immunotherapy Platforms
We have two distinct technology platforms that are designed to either promote immune tolerance for treating auto-immunity and inflammatory diseases or induce CD8+ T cells to fight chronic viral infectious disease and cancer. Our immune tolerance platform, SNAP-TI, is designed to restore immune tolerance by a mechanism of action that includes the induction of Treg cells and/or decrease of Teff cells to specifically restore a beneficial Treg/Teff ratio. Our viral vector platforms (ChAdOx and MVA) by contrast allow us to develop product candidates designed to induce high and durable levels of antigen-specific polyfunctional T cells, particularly CD8+ T cells, and B cells to prevent and treat infectious diseases and cancer.
Key elements of SNAP-TI:
•Self-assembling nanoparticles based on amphiphilic peptides as a tolerance immunotherapy ("SNAP-TI") is a synthetic platform that leverages self-assembly to co-deliver multiple disease-specific peptide antigens and immunomodulators in nanoparticles of uniform size (~20 nm) and composition that are designed to access immune cells that promote tolerance following intramuscular or subcutaneous routes of administration.

•Use of self-assembly is a key differentiator of SNAP-TI that allows for co-delivery of multiple antigens and an immunomodulator at up to about 50% loading by particle mass. This relatively high loading enables dosing by intramuscular or subcutaneous routes. The small size of SNAP-TI particles allows them to enter different lymphoid organs and promote uptake by the key immune cells that help to promote immune tolerance. Importantly, the co-delivered immunomodulator provides a tolerogenic context to prevent any unwanted inflammation and to promote an increased Treg/Teff ratio.

•SNAP-TI has shown promising data on protection from disease in multiple mouse models of autoimmunity and is now being assessed in clinical studies as a product candidate (VTP-1000) for treating celiac disease. We expect that the modularity of the SNAP-TI platform could allow for a growing pipeline of candidates for I&I indications.

Antigen selection and design for SNAP-TI candidates:

•We are prioritizing the research and development of candidates for treating autoimmune and inflammatory diseases that are at least in part driven by Teff cells and preferably have a known human leukocyte antigen ("HLA") association. This focus allows us to select specific I&I indications and patients who are most likely to benefit from therapy with SNAP-TI. For each indication, we undertake a rigorous antigen selection process to identify key antigens that are recognized by Teff cells involved in disease pathology or present in disease tissue that may be helpful for inducing bystander Tregs. Our pipeline integrates clinical precedent, in silico bioinformatics and ex vivo screening of candidate antigens with patient derived Teff cells. The result of this screening process is the selection of antigens to include in SNAP-TI with the aim of inducing antigen-specific immune tolerance tailored to the specific disease indication.

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

•Well-validated follow-up vector: MVA is a highly attenuated vaccinia virus used to deliver target antigens into cells to generate de novo or amplify an existing immune response. MVA has a large antigen-carrying capacity and generates a particularly strong immune response when used secondarily, in sequential combination, to an alternative viral vector carrying the same antigen load (ChAdOx in this case). MVA is replication-deficient and has a well-documented safety profile in hundreds of thousands of people, and is licensed as a smallpox vaccine in both Europe and the U.S.

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

Antigen selection and design for our viral vectors:

•We select full-length and/or subunit antigen sequences involved in or associated with targeted infectious disease or cancer. We employ unique antigen design strategies to optimize in vivo antigen presentation and maximize the desired type of immune responses while maintaining the desired tolerability profile. For example, some targeted diseases may require a greater CD8+ T cell-mediated response, whereas others may require a more balanced T and B cell response. We use cutting-edge bioinformatics methods to design and optimize our antigen load. For example, to select antigen targets for pathogens, we use databases to rank options based on factors including global distribution of genetic strains, evolutionary competitive advantage, known pathogenicity and sequence upload bias; and design our final antigens to achieve maximal antigen presenting cell processing to elicit CD8+ T cells.

We have several product candidates in our pipeline focusing on I&I indications, infectious diseases, and oncology.

Our Proprietary I&I Pipeline:

The chart below provides key information about our program using the SNAP-TI platform.

*We have worldwide rights for this product candidate.
1Based on Management's current estimates on expected clinical data milestones.

VTP-1000: Antigen-specific Immune Tolerance Candidate for Celiac Disease

Patients with celiac disease have an unwanted immune response against gluten proteins and can become severely ill following exposure to gluten found in various cereal grains, especially wheat.

VTP-1000 is designed to suppress the unwanted immune response to gluten by restoring a beneficial regulatory T cell to effector T cell ratio. It is based on SNAP-TI and comprises multiple gluten antigens (representing the key antigens linked to celiac disease) and an immunomodulator co-delivered in nanoparticles of precise size and composition that are optimized to target the appropriate immune cells that promote tolerance. The immunomodulator is a key component of VTP-1000 and is intended to drive regulatory T cell expansion and prevent pro-inflammatory responses.

Clinical Development

AVALON - Currently enrolling, ongoing Phase 1

The AVALON clinical trial is designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-1000. The trial aims to enroll 42 participants with celiac disease and will be conducted in two parts: a randomized double-blind placebo-controlled single ascending dose ("SAD") part, followed by a randomized double-blind placebo-controlled multiple ascending dose ("MAD") part, incorporating a controlled gluten challenge to assess the impact of VTP-1000 administration on patients’ exposure to gluten. In the AVALON trial, we are enrolling adults with celiac disease in the two-part trial, as described in the table below.

Future Development

As VTP-1000 is our first product candidate directed towards the treatment of an inflammatory disease, we believe demonstration of T regulatory cell induction and/or suppression of unwanted immune responses to gluten would pave the way for other therapeutic candidates based on SNAP-TI, including alternative autoimmune disease indications.

Our Proprietary Infectious Disease and Oncology Pipeline:
*We have worldwide rights for all product candidates, except where indicated.
†Based on Management's current estimates on expected clinical data milestones.

VTP-300: An Immunotherapeutic Targeting Chronic HBV Infection
Patients with chronic hepatitis B infection live with the disease in the absence of symptoms for decades after initial infection. However, as the disease progresses and symptoms occur, it can cause serious health problems, including development of hepatocellular carcinoma or liver cirrhosis, especially if left untreated. There is an urgent need to develop an effective therapeutic strategy for chronic hepatitis B infection as less than 10% of patients achieve a functional cure with existing therapies. Experts agree that achieving functional cure in chronic Hepatitis B patients will likely require a combination of agents with complementary mechanisms of action. VTP-300 has been designed to be one of those components by stimulating a highly potent and polyfunctional disease-specific immune response, mostly led by disease-specific effector T-cells.

VTP-300 is composed of two viral vectors (ChAdOx and MVA), both encoding the same antigen sequence based on HBV genotype C antigen sequences that are administered intramuscularly one month apart, with the potential for additional administrations subsequently, depending upon outcome.

Clinical Development

HBV002 – Completed Phase 1b/2a Trial

In June 2023, we announced positive final safety and efficacy data from the HBV002 trial (NCT04778904). VTP-300 as a monotherapy and in combination with low-dose nivolumab was administered with no treatment-related serious adverse events. Meaningful, durable reductions of HBsAg were seen in Group 2 (receiving VTP-300 monotherapy, N=18) and Group 3 (receiving VTP-300 followed by a single low dose of nivolumab together with MVA, N=18). In Group 3, two participants developed non-detectable HBsAg levels, which continued eight months after last dose.

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

HBV003 – Fully Enrolled, Ongoing Phase 2b Trial

HBV003 is designed to obtain critical information on treatment dosing regimens in patients receiving VTP-300 and low-dose nivolumab. Participant enrollment was completed in October 2024. In the HBV003 trial, we enrolled CHB patients in three treatment groups as described in the table below. The trial design directly builds on HBV002 to evaluate PD-1 inhibition timing, and includes criteria for discontinuation of maintenance therapy with standard-of-care nucleos(t)ide reverse transcriptase inhibitors ("NUC") to obtain information on the durability of the response in the absence of such treatment.

Interim Data from the HBV003 Trial

In November 2024, we reported updated data with another interim analysis of the ongoing HBV003 trial (NCT05343481) (with data as of September 30, 2024, for laboratory data and October 8, 2024, for clinical data). One hundred and twenty-one virally suppressed CHB patients on stable NUC therapy have been enrolled in the fully recruited trial, and this interim analysis focused on the 69 virally-suppressed participants who had entered the trial with HBsAg levels below 200 IU/mL.
These most recent data showed that as of data cut off date of September 30, 2024, eight participants demonstrated complete HBsAg loss (defined as HBsAg levels below the lower limit of quantitation [<LLOQ, 0.05 IU/mL]). Among these eight participants, three discontinued their NUC treatment, of which two met the criteria for functional cure, defined as undetectable HBV DNA and undetectable HBsAg for at least six months post-NUC treatment discontinuation. Uniquely, two of the eight participants with HBsAg loss, seroconverted to anti-HBsAb, including one of those who met functional cure criteria. The data from this ongoing trial indicate that stronger responses may happen in participants treated with the combination of VTP-300 and a low dose of the anti-PD1 antibody nivolumab given simultaneously (Groups 1 and 2) rather than separately (Group 3). VTP-300 in combination with nivolumab led to durable HBsAg declines in all treatment groups (as shown in graphs below).

Day 1
Week 1
Day 57
Week 8
Day 85
Week 12
Day 113
Week 16
Day 169
Week 24
Group 1 N=22 18 18 16 11
Group 2 N=22 19 16 15 12
Group 3 N=25 22 21 19 15
Mean (SE) log change from Day 1
0
-0.5
-1.0
-1.5
-2.0
Group 1: Day 1 ChAdOx, Day 29 MVA+LDN
Group 2: Day 1 ChAdOx, Day 29 & Day 85 MVA+LDN
Group 3: Day 1 ChAdOx, Day 29 MVA, Day 36 LDN, Day 85 MVA
Dosing
NUC discontinuation assessment
Day 1
57
85
113
169

1 The curves shown herewith are derived from the interim intent to treat ("ITT") comparison of the 3 treatment groups in HBV003.

Preliminary safety data indicated that VTP-300 in combination with low-dose nivolumab was generally well tolerated with no treatment-related SAEs observed or reported as of the data cut off date of September 30, 2024.

IM-PROVE II – Fully Enrolled, Ongoing Phase 2a Trial in Collaboration with Arbutus

IM-PROVE II, or AB-729-202, is an ongoing Phase 2a clinical trial in collaboration with Arbutus to evaluate Arbutus’ RNAi therapeutic candidate, imdusiran or AB-729, in combination with VTP-300 for the treatment of patients with chronic HBV infection. The clinical trial is designed to evaluate whether decreasing HBsAg levels following imdusiran but prior to VTP-300 treatment, lead to a more sustained HBsAg reduction compared to treatment with imdusiran alone, for CHB patients. Primary endpoints are evaluating the safety, antiviral activity and T cell activity of VTP-300 administered post imdusiran treatment. The trial is designed to enroll 60 CHB patients as shown in the table below. All patients receive imdusiran (60mg every 8 weeks) plus NUC therapy for 24 weeks. At week 24, treatment with imdusiran stops and patients are randomized to receive either placebo (Group B) or VTP-300 (Groups A & C) at week 26 and 30 (and conditionally at week 38 if they experienced a >0.5log10 decline in HBsAg between week 26 and 34). Group C receives in addition to the above a low dose nivolumab concomitantly with their MVA dose. At week 48 all participants are evaluated for eligibility to either discontinue or remain on NUC therapy.

Interim Data from the IM-PROVE II Trial

In November 2024, we announced new interim data from Group C of the IM-PROVE II trial (ACTRN12622000317796). Group C enrolled a total of 22 non-cirrhotic, virally suppressed cHBV participants with HBsAg ≥100 to <5,000 IU/mL at screening.

The data indicated that Group C participants receiving nivolumab experienced increased rates of HBsAg loss (defined as HBsAg <LLOQ [0.05 IU/mL]) compared to Group A and B participants who received imdusiran and VTP-300 or placebo.

The preliminary data from Group C included data to Week 48 (20/22 participants) and, as shown in the graph below, showed that imdusiran lead-in treatment led to a mean decline from baseline in HBsAg consistent with data from Groups A and B. Significantly greater mean declines in HBsAg levels (p <0.017) were seen in Group C participants, who received imdusiran and VTP-300 with nivolumab, at Week 48 compared with Groups A and B and Group C without nivolumab. 23% of participants (3/13) in the group receiving imdusiran, VTP-300 and low-dose nivolumab achieved HBsAg loss by Week 48. Increases in soluble immune biomarkers associated with immune checkpoint proteins, inflammation, and T-cell activation were observed in participants who had HBsAg loss at any point through Week 48.

IDR lead-in
(4 doses)
ChAdOx1-HBV
MVA-HBV ± LDN
†Optional second dose
MVA-HBV ± LDN
Mean (SE) log10 change from baseline in HBsAg, log10 IU/mL
0.5
0.0
-0.5
-1.0
-1.5
-2.0
-2.5
-3.0
VTP-300 20 20 20 20 20 19 19 20 20 20
Placebo 20 20 19 20 20 20 19 20 18 19
VTP-300 9 9 9 9 9 9 9 9 9 9 7
VTP-300 + LDN 13 13 13 13 13 13 13 13 13 13 13
0 4 8 12 16 20 24 28 32 36 40 44 48
Time, weeks
Group A: VTP-300
Group B: Placebo
Group C: VTP-300
Group C: VTP-300 + LDN
Imdusiran dose
NUC discontinuation assessment

The Group C treatment regimen with nivolumab was generally well tolerated and did not result in any immune-related adverse events.

Future Development

We believe that the interim analysis from the HBV003 Phase 2b and the IM-PROVE II Phase 2a studies suggest that VTP-300 contributes to HBsAg loss, and could become part of a regimen that can attain and maintain functional cure.

We are actively seeking a partner to take advantage of VTP-300's differentiated ability to achieve sustained HBsAg loss and functional cure in patients with low levels of HBsAg. We expect to report out more definitive data of a complete primary analysis of both the HBV003 trial and the IM-PROVE II combination trial with Arbutus in the second quarter of 2025.

VTP-200: A Potential Non-Invasive Treatment for Persistent High-Risk HPV (hr-HPV)

VTP-200 is a potential curative treatment for persistent hrHPV infection and associated pre-cancerous lesions. An estimated 291 million women worldwide are carriers of human papillomavirus ("HPV") DNA, which can progress to pre-cancerous cervical lesions if untreated. The last clinical visit of the final patient in our Phase 1b/2 APOLLO (HPV001) clinical trial of VTP-200, (NCT04607850), took place in January 2024. VTP-200 is composed of two viral vectors (ChAdOx1 and MVA), both encoding the same HPV antigens (i.e.,: E1, E2, E4, E5, E6, E7), designed to elicit an antigen-specific T cell immune response to HPV. Both vectors are administered intramuscularly and sequentially, one month apart.

Clinical Development

APOLLO (HPV001) - Completed Phase 1b/2 Trial

Our Phase 1b/2 APOLLO clinical trial was designed to assess the safety and efficacy of VTP-200 and determine the optimal dosing regimen. We enrolled a total of 108 healthy women with low grade lesions who had persistent hrHPV for at least six months. Patients with high-grade squamous intraepithelial lesions ("HSIL") or early cancer were excluded. The trial was conducted in the United Kingdom and the European Union. The diagram below provides an overview of the Phase 1b/2 clinical trial design.

The primary objective of the trial was to evaluate the safety and tolerability of VTP-200. The secondary objective of this trial was to determine the optimal dose and to evaluate the efficacy of HPV001 on the clearance of hrHPV infection and on the cervical intraepithelial neoplasia ("CIN").

In April 2024, we announced topline data from 108 participants with low grade lesions who had persistent hrHPV for at least six months. The APOLLO trial met its primary safety endpoint, demonstrating that VTP-200 was generally well-tolerated and was administered with no treatment-related grade 3 or higher unsolicited AEs and no treatment-related SAEs.

The highest hrHPV clearance rate of 60% at Month 12 was observed in Group 2, which included the highest dose of ChAdOx, compared to a 33% clearance rate in the placebo group. Groups 1, 3, 4 and 5 showed 12%, 11%, 33% and 36% hrHPV clearance rates, respectively.

The trial also evaluated cervical lesion clearance rates in participants with both reported lesions at screening and visualization of the cervical transformation zone at 12 months (n=57). The highest cervical lesion clearance rate of 67% was observed in Group 2 and Group 5, both received the highest dose of ChAdOx, compared to 39% in the placebo group. Groups 1, 3 and 4 showed 40%, 20% and 33% cervical lesion clearance rates, respectively.

Pooled data from the five active dose groups showed no significant improvement in hrHPV clearance or cervical lesion clearance rates in comparison to the placebo group.

Future Development

The clinical development of VTP-200 is expected to be progressed by external parties via licensing or partnership, if a partner can be identified. We will not continue to develop this product candidate.

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

VANCE - Completed Phase 1

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

ADVANCE - Completed Phase 2

ADVANCE was an open-label, non-randomized Phase 2 clinical trial of VTP-800 in combination with anti-PD-1 checkpoint inhibitor, nivolumab, in 23 patients with metastatic prostate cancer. The primary objectives of the ADVANCE trial were to assess the safety and response rate of VTP-800 when administered in combination with nivolumab. The secondary objectives were to assess the immune responses in peripheral blood and to evaluate radiographic progression-free survival and overall survival. Patients received sequential administration of ChAdOx1-5T4 followed by MVA-5T4 one month later. Nivolumab was administered at months one, two and three. In most patients, VTP-800 was also given at months three and four. All patients received 2.5 x 10˄10 vp of ChAdOx1-5T4, 2.0 x 10˄10 pfu of MVA-5T4 and 480mg of nivolumab. VTP-800 was generally well tolerated. The most common treatment emergent adverse events were bone pain, injection site pain, muscle pain, stomatitis, and constipation, and most were mild and grade 1 or 2. The only grade 3 adverse event was a chest infection, which was not related to trial drug. There were no grade 4 or 5 treatment-related adverse events. Data showed that three of eight patients with measurable disease had partial tumor responses. Five of 23, or 22%, of enrolled patients had greater than 50% reduction of prostate specific antigen ("PSA") at any timepoint.

PSA Reduction in Patients from ADVANCE Phase 2 Clinical Trial

PCA001 - Fully Enrolled, Phase 1 Trial

In October 2024, we announced enrollment was complete for PCA001 (NCT05617040), our ongoing Phase 1 clinical trial designed to determine the recommended dosing regimen of VTP-850 as well as evaluate safety and efficacy, as measured by prostate-specific antigen (PSA), and induced T cell response of VTP-850 monotherapy in men with rising PSA after definitive local therapy for their disease (i.e., biochemical recurrence). PCA001 builds on the previous promising data from the University of Oxford Phase 1 VANCE and Phase 1/2 ADVANCE clinical trials of VTP-800.

The trial involves a Phase 1 dose finding stage testing 2 doses of ChAdOx-PCA with follow-up MVA-PCA dose administered either intramuscularly or intravenously to determine potential Phase 2 recommended dose and route of administration. The diagram below provides an overview of the Phase 1 clinical trial design for PCA001.

Future Development

We expect to announce topline data from the PCA001 clinical trial in the second quarter of 2025. The future clinical development of VTP-850 is expected to be progressed by external parties via licensing or partnership, if a partner can be identified.

VTP-600: Our Immunotherapeutic Candidate Targeting MAGE-A3 and NY-ESO1 Antigens

VTP-600 is an immunotherapy candidate encoding the tumor-associated antigens MAGE-A3 and NY-ESO1, initially as a potential first line treatment of NSCLC in combination with standard of care treatment, chemotherapy and pembrolizumab. Lung cancer is the most common cancer diagnosis and cause of cancer death worldwide, with 85% of cases classified as NSCLC. About 25% to 30% of NSCLC patients have squamous histology and the remainder have non-squamous histology. MAGE-A3 is expressed in 48% of squamous NSCLC and 24% of non- squamous NSCLC. NY-ESO1 has been shown to have an expression rate of 27% across all NSCLC types. We initiated a first-in-human Phase 1/2a trial in collaboration with Cancer Research U.K. ("CRUK"), who are sponsoring and funding this trial.

In 2024, CRUK opened a squamous esophageal cancer cohort with the intention of recruiting up to 17 participants. As squamous esophageal cancer is suitable for biopsy, we believed that the trial in this cohort could enable the observation of changes in T cell immunity both in the periphery and in the tumor micro-environment between pre- and post-VTP-600 treatment. Recruitment into both the NSCLC and squamous esophageal arms stopped in September 2024 and patients are in follow-up. No toxicity was observed during the trial and safety was not a factor in deciding to stop the trial.

Together with our strategic collaborators, Ludwig Institute for Cancer Research (the "Ludwig Institute"), and CRUK, we are looking for other routes to continue development of VTP-600.

VTP-500: A Prophylactic Vaccine Candidate to Prevent MERS

We are developing VTP-500 as a vaccine product candidate to prevent infection and subsequent disease caused by the MERS coronavirus. Although human-to-human transmission appears to be rare, MERS coronavirus has the potential to cause epidemics, infecting hundreds of thousands of people and causing significant morbidity and mortality in 34% of infected individuals. Clinical efficacy trials to prevent MERS are challenging to execute due to the sporadic nature of infection, however studies have demonstrated positive Phase 1 safety and immunogenicity data. In November 2021, VTP-500 results from the Saudi Arabia Phase 1 trial were published in The Lancet Microbe. The Phase 1 data showed that VTP-500 was generally well tolerated in patients, and further development of the product candidate is planned by our non-exclusive licensee, the University of Oxford.

On December 21, 2023, we announced a project with Coalition for Epidemic Preparedness Innovations ("CEPI") and the University of Oxford, aiming to fast-track the development of VTP-500 for the prevention of MERS. The project includes CEPI contributing funding of up to $34.8 million to Barinthus Bio, in addition to funds previously committed to the University of Oxford to develop and stockpile a ready reserve of emergency MERS vaccine candidate, VTP-500.

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

VTP-400: A Prophylactic Vaccine Candidate for Shingles (Herpes Zoster)

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

Vaxzevria: A Prophylactic Vaccine for the Prevention of COVID-19 Infection

The speed of the development of Vaxzevria (formerly VTP-900 and AZD1222) for the prevention of COVID-19, which entered the clinic within three months from initial antigen design, demonstrated that our ChAdOx platform enables rapid development of product candidates. We co-invented VTP-900 in partnership with the University of Oxford’s Jenner Institute, which we assigned to Oxford University Innovation ("OUI") to facilitate the licensing of those rights by OUI to AstraZeneca. It has been estimated that over 6.5 million lives have been saved worldwide, and between 37.7 and 122.4 million hospitalizations were prevented. We are eligible to receive a share of royalties and other revenue received by OUI pursuant to its agreement with AstraZeneca for Vaxzevria. In May 2024, AstraZeneca announced it had made the strategic decision to initiate the withdrawal of marketing authorization for Vaxzevria within Europe, citing decline in demand as the reason for the decision. In October 2024, we were informed of $15.0 million due to the Company from OUI in relation to the Company's share of royalties received by OUI as a result of prior commercial sales of Vaxzevria by AstraZeneca. We do not expect to receive any further payments relating to future commercial sales of Vaxzevria.

Our History and Team

We were founded in May 2016 as a spin-out from a leading institution in the United Kingdom, the Jenner Institute at the University of Oxford, with the aim of developing and commercializing innovative immunotherapeutics and vaccines to treat and prevent infectious diseases and cancer. The ChAdOx1 and MVA platforms use technologies that were developed at the Jenner Institute over 15 years and through clinical trials involving thousands of participants. Our scientific founders, Professor Adrian Hill KBE, FRCP, FRS and Professor Dame Sarah Gilbert DBE, are leaders in the fields of infectious diseases, immunology, vaccine development and viral vectors. Professor Hill is the founding Director of the Jenner Institute at the University of Oxford and is also the Lakshmi Mittal and Family Professor of Vaccinology at the University of Oxford. Professor Gilbert is Professor of Vaccinology at the University of Oxford and leads programs on the development of vaccines against multiple emerging viral pathogens as well as research into vaccine manufacturing. She was the Oxford Project Lead for the Oxford/AstraZeneca COVID-19 vaccine project. Our strategic trajectory has grown with the acquisition of Avidea Technologies, Inc. ("Avidea") and the SNAP-TI platform in 2021, expanding our product candidate pipeline and strengthening our scientific leadership in immunotherapies and the autoimmune space.

We have assembled a management team with extensive expertise in building and operating biopharmaceutical organizations that have discovered, developed and delivered innovative medicines to patients. Our management team has broad experience and successful track records in biopharmaceutical drug discovery, clinical development, regulatory affairs, manufacturing and commercialization, as well as in business, operations, and finance. Our management team’s experience was gained at leading institutions that include Agalimmune, Altimmune, Celltech, Ernst & Young, GenVec and Roche.

Our board of directors has extensive expertise in the fields of science, business, and finance. Our scientific advisory board ("SAB") works with our management team in the planning and development of scientific, clinical, and research and development initiatives and strategies. The SAB is composed of scientific and clinical thought leaders in the fields of immunotherapy, vaccine development, immunology, infectious diseases, immune tolerance and oncology.

Our Collaboration and License Agreements
2016 License Agreement with OUI
In March 2016, we entered into a license agreement (the "2016 OUI License Agreement") (as amended in January 2019 and April 2020), with OUI (previously known as Isis Innovation Limited) for the development and commercialization of vaccines for influenza, cancer (including therapeutic and prophylactic vaccines and including cancer associated with viral infections), varicella zoster and MERS. We refer to these areas together as the “Field.”
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

Upon execution of the 2016 OUI License Agreement, we paid OUI a one-time upfront fee of £100,000. We are obligated to pay OUI a low single-digit royalty (that varies based on the indication) on net sales of any product or process produced by or using the 2016 Licensed Technology. If we sublicense the 2016 Licensed Technology, we will be required to pay OUI a mid-single-digit royalty on any royalties paid to us by the sublicensee and a high single-digit royalty on non-royalty sublicensing income (excluding milestone payment income overlapping with milestone payments paid to OUI and income used to fund research and development). In the event that the royalties (excluding the royalty on sublicensing income) owed to OUI do not amount to a specified minimum ranging from the mid five figures to low six figures based on the license year in each year following March 2020, we must also pay OUI the difference between the royalty paid and the applicable minimum sum payable. In 2024, we paid £100,000 to OUI, representing the difference between royalties paid and the minimum sum payable. In addition, we are required to pay OUI milestone payments of up to an aggregate of £14.8 million upon the achievement of specified development, regulatory and commercial milestones.
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
2017 License Agreement with OUI (Barinthus Biotherapeutics (U.K.) Limited)
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

Upon execution of the 2017 OUI License Agreement, we paid OUI a one-time upfront fee of £50,000. We are obligated to pay OUI a low single-digit royalty (that varies based on the indication) on net sales made by us or our sublicensees of any product or process produced by or using the 2017 Licensed Technology. In the event that such sales royalties owed to OUI do not amount to a specified minimum ranging from the mid five figures to low six figures based on the license year in each year following September 2020, we must also pay OUI the difference between the royalty paid and the applicable minimum sum payable. In 2024, we paid £100,000 to OUI, representing the difference between royalties paid and the minimum sum payable. If we sublicense the 2017 Licensed Technology, we will be required to pay OUI a mid-single-digit royalty on non- royalty sublicensing income (excluding milestone payment income overlapping with milestone payments paid to OUI and income used to fund research and development). In addition, we are required to pay OUI milestone payments of up to an aggregate of £9.85 million upon the achievement of specified development, regulatory and commercial milestones.

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
Upon execution of the March 2017 OUI License Agreement, we paid OUI a one-time upfront fee of £3,000. We are obligated to pay OUI a low single-digit royalty on net sales of any product or process produced by or using the March 2017 Licensed Technology. If we sublicense the March 2017 Licensed Technology, we will be required to pay OUI a mid-single-digit royalty on any non-royalty sublicensing income. As of March 14, 2025, OUI has not been paid any royalties under the 2017 OUI License Agreement. In the event that the royalties (excluding the royalty on sublicensing income) owed to OUI do not amount to a specified minimum ranging from the low to mid five figures based on the license year in each year following March 2020, the licensee must also pay OUI the difference between the royalty paid and the applicable minimum sum payable. In 2024, we paid £55,000 to OUI, representing the difference between royalties paid and the minimum sum payable. In addition, we are required to pay OUI milestone payments of up to an aggregate of £2.43 million upon the achievement of specified development, regulatory and commercial milestones.
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
Under the CRADA as amended we own inventions made solely by our staff, and we have an option to enter an exclusive or nonexclusive license to any inventions made solely by NIH staff or made jointly by our staff and NIH under the CRADA (the "CRADA Licensed Technology"). NIH retains rights on behalf of the U.S. Government in the CRADA Licensed Technology as required by statute and NIH policy. The CRADA gave us the option to exclusively license any further inventions made under the CRADA. The CRADA expired on February 23, 2025.

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

Pursuant to the 2019 License Agreement with NIH, NIH granted us a worldwide exclusive license under certain patent rights co-owned by us and NIH related to the use of the SNAP-TI and SNAP-CI platforms, among other rights (the "2019 Licensed Technology"), to develop, manufacture, use and commercialize licensed products. The license to patent rights are exclusive in all fields. The 2019 Licensed Technology is sublicensable subject to obtaining NIH’s prior written consent (such consent not to be unreasonably withheld) and inclusion of other customary provisions. NIH retains rights on behalf of the U.S. Government in the 2019 Licensed Technology as required by statute and NIH policy.

Upon execution of the 2019 License Agreement with NIH, we paid NIH a one-time upfront fee of $20,000. We are obligated to pay NIH a low single-digit royalty on net sales of any product or process produced by or using the 2019 Licensed Technology. If we sublicense the 2019 Licensed Technology, we will be required to pay NIH a low-single-digit royalty on any non-royalty sublicensing income. As of March 23, 2023, NIH has not been paid any royalties under the 2019 License Agreement with NIH. In the event that the royalties (excluding the royalty on sublicensing income) owed to NIH do not amount to a specified minimum ranging from the low to mid five figures based on the license year in each year following September 2019, the licensee must also pay NIH the difference between the royalty paid and the applicable minimum royalty payment. In 2024, we paid $20,000 to NIH, representing the difference between royalties paid and the minimum sum payable. In addition, we are required to pay NIH milestone payments of up to an aggregate of $3.24 million upon the achievement of specified development, regulatory and commercial milestones for each Licensed Product.

Unless earlier terminated, the 2019 License Agreement with NIH will continue until expiry of the last to expire Licensed Patent. 5 patent families licensed under the 2019 License Agreement with NIH that cover the SNAP-TI and SNAP-CI platforms, if granted, are expected to expire in April 2038, in May 2039, in October 2039, in February 2042 and in June 2042, without giving effect to any potential patent term extensions or patent term adjustments. Two patent families licensed under the 2019 License Agreement with NIH that cover the syntholytic platform, if granted, are expected to expire in April 2040 and in October 2041, without giving effect to any potential patent term extensions or patent term adjustments. Either party may terminate for the uncured breach of the other party. We may terminate the agreement at any time upon 60 days’ prior written notice. NIH may terminate the agreement upon the occurrence of certain events.
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
We are obligated to pay IMC a low single-digit royalty on net sales of any product or process produced by or using the 2022 Licensed Technology. If we sublicense the 2022 Licensed Technology, we will be required to pay IMC a low-single-digit royalty on any non-royalty sublicensing income. As of March 14, 2025, IMC has not been paid any royalties under the 2022 License Agreement with IMC. In addition, we are required to pay IMC milestone payments of up to an aggregate of $820,000 upon the achievement of specified development, regulatory and commercial milestones for each Licensed Product.
Unless earlier terminated, the 2022 License Agreement with IMC will continue until expiry of the last valid claim of the Licensed Patents. One patent family licensed under the 2022 License Agreement with IMC that covers the SNAP-TI and SNAP-CI platforms, if granted, is expected to expire in September 2041, without giving effect to any potential patent term extensions or patent term adjustments. One patent family licensed under the 2022 License Agreement with IMC that covers the syntholytic platform, if granted, is expected to expire in April 2040, without giving effect to any potential patent term extensions or patent term adjustments. Either party may terminate for the uncured breach or insolvency of the other party. We may terminate the agreement at any time upon 3 months’ prior written notice.
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
Upon execution of the 2019 OUI License Agreement, we paid OUI a nominal upfront fee. The 2019 OUI License set out various royalty payments due in certain circumstances and a minimum sum that would be payable based on the license year in each year following January 2022. In 2024, we paid £100,000 to OUI, representing the difference between royalties paid and the minimum sum payable.
In September 2024, we provided notice of termination of the 2019 OUI License Agreement to OUI. Termination took effect on December 26, 2024. No improvements had been made to this technology prior to the second anniversary of the agreement, and consequently no license was granted to OUI on termination. No further payments are due to OUI under or in relation to the 2019 OUI License Agreement.
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
On February 2, 2024, following the entry by Barinthus Biotherapeutics (U.K.) Limited and Oxford into a funding agreement with CEPI (described below), Oxford, OUI and Barinthus Biotherapeutics (U.K.) Limited entered into a termination agreement, pursuant to which the 2018 License Agreement was terminated other than obligations that have accrued prior to the termination or were expressly intended to survive, including certain confidentiality obligations.
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
The AstraZeneca License Agreement allows AstraZeneca to pursue, among other things, the commercialization of a vaccine product candidate for the prevention of COVID 19 containing one or more of the ChAdOx1 or ChAdOx2 vectors or their derivatives. AstraZeneca announced that as of January 13, 2022, the vaccine had been granted a conditional marketing authorization or emergency use in more than 90 countries. It also had Emergency Use Listing from the World Health Organization, which accelerated the pathway to access in up to 144 countries through the COVAX Facility. In May 2024, AstraZeneca withdrew the marketing authorization for Vaxzevria within Europe, citing decline in demand as the reason for the decision.
Pursuant to the OUI License Agreement Amendment, we received $2.4 million in July 2020 as our share of the upfront fee paid by AstraZeneca. We were also entitled to receive a share of certain regulatory and sales milestones and royalties on net sales of Vaxzevria, as well as a portion of any sublicensing income payable by AstraZeneca. Our share of the royalties on net sales of Vaxzevria is approximately 1.4%.

Our understanding is that we were not entitled to receive any royalties or payments from sub-licensees from the commercialization of Vaxzevria until after the pandemic period, which was defined as a period that would end on July 1, 2021 (or such later date when AstraZeneca, in good faith, determines that the COVID-19 pandemic is over). However, our understanding was that we were entitled to receive our share of any regulatory milestone payments during the pandemic period. The royalty term for net sales of Vaxzevria commenced in 2022 and continues, on a country-by-country basis, until the later of (i) the date upon which the vaccine is no longer subject to patent protection in such country, (ii) expiration of regulatory exclusivity for the vaccine in such country or (iii) ten years from the first commercial sale of the vaccine in such country. In May 2024, AstraZeneca announced the initiation of withdrawal of marketing authorization for Vaxzevria in Europe as demand had declined, and therefore we do not expect to receive any further payments relating to future commercial sales of Vaxzevria and, if such payments are due, that we will be notified of such payments in a timely manner.

2018 ChAdOx Zoster Project Agreement (under the CanSino Agreement)

Pursuant to the CanSino Agreement, we entered into a project agreement in September 2018 with CanSino (the "ChAdOx Zoster Project Agreement") with the goal of developing a Zoster vaccine to become a competitor to Shingrix. Under the ChAdOx Zoster Project Agreement, we are responsible for funding and undertaking various development tasks, including (subject to availability of funding) conducting a Phase 1 clinical trial in the U.K. CanSino was responsible for funding and undertaking various development tasks, including conducting a Phase 1 clinical trial in China. The ChAdOx Zoster Project Agreement was amended on August 31, 2023 following the parties’ agreement that the Phase 1 clinical trial to be conducted by CanSino as Sponsor should be carried out in Canada (rather than China). It was also agreed that the parties would each be responsible for 50% of the budgeted cost of the Phase 1 clinical trial (rather than each being responsible for funding or securing funding for any Phase 1 clinical trial in its respective country). The amendment further expanded the scope of the ChAdOx Zoster Project Agreement to cover potential administration of the product by inhalation.

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

Clinical Trial and Option Agreement with CRUK

In December 2019, Vaccitech Oncology Limited ("VOLT"), entered into a clinical trial and option agreement (the "Clinical Trial Agreement") with CRUK and CRUK’s subsidiary, Cancer Research Technology Limited ("CRT"), relating to the conduct of a Phase 1/2a clinical trial of VOLT’s VTP 600 immunotherapy product in patients with non-small cell lung cancer, or the Clinical Trial. The trial opened in the first quarter of 2022 across multiple clinical sites in the U.K.

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

2023 CEPI Funding Agreement

On December 20, 2023, we, the Chancellors, Masters and Scholars of the University of Oxford (“Oxford,” together with us, the “Partners”) and CEPI entered into a Funding Agreement (the “Funding Agreement”) pursuant to which CEPI will provide funding of up to $34.8 million to us to advance the development of VTP-500, our vaccine candidate against MERS (such development activities, the “Project”). In December 2023, VTP-500 received PRIority MEdicines (“PRIME”) designation by the EMA. Under the Funding Agreement, the Partners have agreed to use reasonable endeavors to achieve the deliverables, milestones and timelines for the vaccine development activities under discrete “Work Packages” mutually agreed to by the parties from time to time.
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
Pursuant to the Funding Agreement, we have agreed to pay CEPI on a country-by-country basis increasing mid-single digit percentage royalties of net sales and net income with respect to future cash sales of VTP-500, less certain deductions, for a period starting on December 20, 2023 (“Effective Date”) and ending the later of: (i) the expiration of the last valid patent claim included in intellectual property developed under the Project covering VTP-500 in such country, (ii) the expiration of Regulatory Exclusivity (as defined in the Funding Agreement) for VTP-500 in such country, and (iii) the tenth (10th) anniversary of the first commercial sale of VTP-500 (the “Royalty Term”). We shall also pay CEPI a mid-double digit percentage of net revenue earned on VTP-500 until CEPI has received payments from us under the Funding Agreement equaling the total amount of funding paid by CEPI to us and a low double-digit percentage of such net revenue thereafter. Sales for the benefit of end users in specified low and middle income countries (“LMICs”) and upper and middle income countries (“UMICs”) are excluded from the calculations of net sales and net revenue. Sales of product for the benefit of end users in LMICs and UMICs are subject to tiered discounted pricing requirements under the Funding Agreement. We are further required to pay a mid-double digit percentage of any proceeds earned on any priority review voucher related to VTP-500 during the Royalty Period.
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

As of March 14, 2025, we control a patent portfolio comprising in-licensed and co-owned patent families relating to our key SNAP-TI, SNAP-CI and syntholytic technology platforms and product candidates, including 10 pending U.S. patent applications, six issued foreign patents, 50 pending foreign patent applications and two pending PCT patent applications. We also own a patent family relating to our novel prime-boost regimens that includes one pending U.S. patent application and one pending foreign patent application together with one pending Patent Cooperation Treaty ("PCT") patent application relating to our novel viral vectored products. In addition, we have in-licensed certain patent families relating to our viral vectored technology platforms and product candidates, including 13 issued U.S. patents, six pending U.S. patent applications, at least 30 issued foreign patents and at least 60 pending foreign patent applications.

Universal Vector Technology Platforms
ChAdOx 1 Expression Vector
As of March 14, 2025, with regard to our ChAdOx1 expression vector, we in-license from OUI a patent family that includes three issued U.S. patents with claims directed to the composition of matter of the ChAdOx1 adenovirus vector and methods of using such a vector, and 9 issued foreign patents granted in such jurisdictions as Australia, Canada, China, Europe (validated in 12 countries including Denmark, France, Germany, Italy, Spain, and Great Britain), India, Japan, Singapore and South Africa. A second granted European patent with further claims directed to the composition of matter of ChAdOx adenovirus vector is validated in France, Germany and Great Britain. This patent family also includes a pending U.S. patent application. The granted patents and pending applications, if issued, are expected to expire in 2032, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
Adenoviral Promoter
Certain of our ChAdOx1 vectors incorporate a proprietary adenoviral promoter, which is covered by a patent family that we in-license from OUI. As of March 14, 2025, the patent family includes two issued U.S. patents and one granted patent in Europe (validated in 7 countries including France, Germany, Italy, Spain, and Great Britain). The patents in this family are expected to expire in 2028, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
MVA-poxvirus Promoter
Our MVA vector incorporates a proprietary poxvirus promoter ("MVA-poxvirus promoter") which is covered by a patent family that we in-license from OUI. As of March 14, 2025, the patent family includes two issued U.S. patents and one granted European patent (validated in 9 countries including Denmark, France, Germany, Italy, Spain, and Great Britain) that are expected to expire in 2031, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.
Synthetic SNAP platform (SNAP-TITM and SNAP-CITM)
Our proprietary synthetic SNAP platform is covered by a patent portfolio that includes one patent family we own, eight patent families that we co-own and one patent family that we in-license from OUI. As of March 14, 2025, we in-license a patent family from OUI that includes one pending U.S. patent application and one pending European patent application that are expected to expire in 2035, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. As of March 14, 2025, we own a patent family that includes four issued foreign patents that are expected to expire in 2030, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. As of March 14, 2025, we co-own a patent family that includes two issued foreign patents, one pending U.S. patent application, one pending European patent application and at least 10 pending foreign patent applications that are expected to expire in 2038, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusively licensed rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 14, 2025, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further 5 pending foreign patent applications that are expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusively licensed rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 14, 2025, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further 2 pending foreign patent applications that are expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 14, 2025, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further nine pending foreign patent applications that are expected to expire in 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 14, 2025, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further three pending foreign patent applications that are expected to expire in 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 14, 2025, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further two pending foreign patent applications that are expected to expire in 2041, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have licensed exclusive rights in this patent family, which resulted from work carried out under a RCA with the IMC. As of March 14, 2025, we co-own a patent family that includes one pending U.S. patent application and one pending international PCT patent application that are expected to expire in 2043, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 14, 2025, we co-own a patent family that includes one pending international PCT patent application that is expected to expire in 2043, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA with the NIH.
Syntholytic
Our proprietary Syntholytic technology is covered by a patent portfolio that includes one patent family we own, 2 patent families that we co-own and one patent family that we in-license from OUI. As of March 14, 2025, we in-license a patent family from OUI that includes one pending U.S. patent application and one pending European patent application that are expected to expire in 2035, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. As of March 14, 2025, we own a patent family that includes four issued foreign patents that are expected to expire in 2030, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. As of March 14, 2025, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further seven pending foreign patent applications that are expected to expire in 2040, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA with the NIH, and we have licensed exclusive rights in this patent family, which resulted from work carried out under a RCA with the IMC, Prague. As of March 14, 2025, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further two pending foreign patent applications that are expected to expire in 2041, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have licensed exclusive rights in this patent family, which resulted from work carried out under a RCA with the IMC.

Product Candidates
Our VTP-200 product candidate comprises a ChAdOx1HPV vector and a MVA-HPV vector, where each vector incorporates an engineered HPV antigen. We in-license from OUI a patent family directed to the HPV antigen with claims directed to a nucleic acid encoding a polypeptide comprising certain peptide sequences based on certain HPV proteins. As of March 14, 2025, the patent family includes two issued U.S. patents, three issued foreign patents and seven foreign patent applications pending in jurisdictions including Europe, Australia, Canada, and Japan. If patents were to issue from such patent applications, they would be expected to expire in 2038, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.
Our VTP-300 product candidate comprises a ChAdOx1-HBV vector and a MVA-HBV vector, where each vector incorporates an engineered HBV antigen. As of March 14, 2025, we in-license from OUI a patent family with claims directed to a multi-HBV immunogen viral vector vaccine that includes five issued foreign patents, one pending U.S. patent application and 12 foreign patent applications pending in jurisdictions including Europe, Australia, Canada and China. If patents were to issue from such patent applications, they would be expected to expire in 2038, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.
Our VTP-600 product candidate comprises a ChAdOx1MAGE-NYESO vector, a MVA-MAGE vector, and a MVA-NYESO vector. We in-license from Ludwig Institute a patent family with claims directed to a chimpanzee adenovirus vector encapsulating a nucleic acid molecule encoding a MAGE antigen, a NY- ESO1 antigen or both a MAGE antigen and a NY-ESO1 antigen. As of March 14, 2025, the patent family includes one granted U.S. patent and 11 foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If a patent were to issue from such patent applications, it would be expected to expire in 2039, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032, the patent family directed to our adenoviral promotor, which is expected to expire in 2028, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.
Our VTP-800 and VTP-850 product candidates comprise a ChAdOx15T4 vector and a MVA5T4 vector, where each vector incorporates an engineered 5T4 antigen and in VTP-850 the 5T4 antigen is also in combination with additional antigens. We in-license from OUI a patent family with claims directed to a composition for inducing a T Cell response comprising a MVA vector expressing the 5T4 antigen polypeptide. As of March 14, 2025, the patent family includes one granted foreign patent, one pending U.S. patent application and 10 foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If a patent were to issue from a patent application claiming the benefit of this PCT application, such a patent would be expected to expire in 2039, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we also rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032, the patent family directed to our adenoviral promotor, which is expected to expire in 2028, and the patent family directed to our MVA-poxvirus promoter, which is expected to expire in 2031, as discussed above.
Our VTP-500 product candidate comprises a ChAdOx1MERS vector that incorporates an engineered MERS antigen. We rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032 and the patent family directed to our adenoviral promotor, which is expected to expire in 2028, as discussed above.
Our VTP-400 product candidate comprises a ChAdOx1VZVgE vector that incorporates an engineered VZVgE antigen. We in-license from OUI a patent family with claims directed to an adenoviral vector comprising a nucleic acid encoding the varicella-zoster virus antigen. As of March 14, 2025, the patent family includes one granted foreign patent, one pending U.S. patent application and 12 foreign patent applications pending in jurisdictions including Europe, Australia, Canada, China, and Japan. If a patent were to issue from a patent application claiming the benefit of this PCT application, such a patent would be expected to expire in 2039, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also rely on patent protection afforded by the patent family directed to the ChAdOx1 expression vector, which is expected to expire in 2032 and the patent family directed to our adenoviral promotor, which is expected to expire in 2028, as discussed above.
Our VTP-1100 product candidate includes SNAP-CI platform technology to target HPV16+ cancers. We co-own a patent family with claims directed to methods of treating cancers using SNAP-CI compositions. As of March 14, 2025, the patent family includes one pending international PCT patent application. If a patent were to issue from a patent application claiming the benefit of this PCT application, such a patent would be expected to expire in 2043, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA between Barinthus Bio and the NIH. In addition, we rely on patent protection afforded by the patent families directed to the SNAP technology platforms, which are expected to expire between 2030 and 2042, as discussed above.
Our VTP-1000 product candidate includes SNAP-TI platform technology to provide tolerizing immunotherapy for celiac disease. We co-own a patent family with claims directed to compositions and methods for treating celiac disease. As of March 14, 2025, the patent family includes one pending U.S. patent application and one pending international PCT patent application. If a patent were to issue from either of these pending applications or from a patent application claiming the benefit of either of these applications, such a patent would be expected to expire in 2043, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we rely on patent protection afforded by the patent families directed to the SNAP technology platforms, which are expected to expire between 2030 and 2042, as discussed above.
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

Government Regulation
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the "FD&C Act") and biological products under the FD&C Act and the Public Health Service Act (the “PHS Act”), and other federal, state, and local statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the research, development, testing, manufacturing, quality control, approval, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, marketing, promotion, export and import, advertising, post-approval monitoring, and post-approval reporting involving drugs and biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations, and international guidelines require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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

U.S. Drug and Biological Products Development Process

In the United States, the FDA is responsible for enforcing the laws in place to protect public health by ensuring the safety, efficacy, and security of drugs and biological products. The process required by the FDA before a product may be marketed in the United States generally involves the following:

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
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practices ("GCPs"), and other clinical trial-related regulations to establish the safety, purity and potency of the proposed product candidate for its intended purpose;
•preparation of and submission to the FDA of an NDA or BLA, which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling;
•payment of user fees for FDA review of the NDA or BLA (unless a fee waiver applies);
•a determination by the FDA within 60 days of its receipt of a NDA or BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practice requirements ("cGMPs") and to assure that the facilities, methods and controls are adequate to preserve the investigational product’s identity, strength, quality and purity, and of selected clinical trial sites that generated the data in support of the application to assess compliance with the FDA’s GCPs;
•satisfactory completion of an FDA Advisory Committee review, if applicable; and
•FDA review and approval, or licensure, of an NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.

Before testing any investigational product candidate in humans, the product candidate enters the preclinical development stage. The preclinical development stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The conduct of the preclinical studies must comply with federal regulations, including GLPs. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, as well as other information, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a drug product candidate at any time before or during clinical trials due to safety concerns, non-compliance, or other issues affecting the integrity of the trial. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under the control of, the trial sponsor. Clinical trials are conducted under written trial protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection (inclusion and exclusion criteria) and the parameters and criteria to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND.

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

•Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall benefit:risk ratio of the investigational product and to provide an adequate basis for physician labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA or BLA.

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

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing high quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency, stability, and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. This application must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information.

Within 60 days following submission of the application, the FDA reviews an NDA or BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any application that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the application must be resubmitted with the required additional information. The resubmitted application also is subject to review to determine if it is substantially complete before the FDA accepts it for filing. In most cases, the submission of an NDA or BLA is subject to a substantial application user fee, although the fee may be waived under certain circumstances. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act ("PDUFA") for original applications, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process can be significantly extended by FDA requests for additional information or clarification.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, conducting a benefit-risk assessment based on the information provided as to whether the benefits (with their uncertainties) of the investigational product outweigh the risks (with their uncertainties and approaches to managing risks) under the conditions of use described in the proposed product labeling, and whether the product is being manufactured in accordance with cGMP to ensure its continued safety, purity and potency. The FDA may refer applications for novel investigational products or products that present difficult or novel questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians, patient representatives, and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy ("REMS") is necessary to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required.

Before approving an NDA or BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control. Additionally, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with the protocol and following GCP.
Under the Pediatric Research Equity Act ("PREA") an NDA, BLA or supplement to either for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

After the FDA evaluates an NDA or BLA and conducts inspections of manufacturing facilities where the drug substance and/or drug product for commercial supply will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all of the deficiencies that the FDA has identified in the application, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the application in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of an NDA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

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

Orphan Drug Designation

Under section 526 of the FD&C Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biological product for such disease or condition will be recovered from sales of the product in the United States of such drug. Orphan product designation must be requested before submitting a marketing application for the orphan indication. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for qualified clinical testing expenses and a waiver of the NDA or BLA application user fee.

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

Expedited Development and Review Programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions or fulfill an unmet medical need. To be eligible for fast track designation, new drugs and biological product candidates must be intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for that disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product. One benefit of fast track designation, for example, is that the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. However, the review of the marketing application (NDA or BLA) does not formally start until the full application has been received by the FDA.
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

Post-approval Requirements

Rigorous and extensive FDA regulation of drugs and biological products continues after approval, particularly with respect to cGMP requirements, as well as requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. We currently rely, and may continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to drugs and biological products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

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
Drug and biological product manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws, including applicable tracking and tracing requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.
From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a marketing application (NDA/BLA) plus the time between the submission date of an NDA or BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The United States Patent and Trademark Office (the "USPTO") in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Certain of our product candidates are regulated as biologics. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "ACA") includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 ("BPCIA"), which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

A new drug or biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity for all formulations, dosage forms, and indications of the most active moiety and, for drugs, patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection, and, for drugs, patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, which replaced the current Clinical Trials Directive 2001/20/EC on January 31, 2022. The Regulation, which is directly applicable in all EU Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System ("CTIS"); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of clinical trial applications.

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

To obtain regulatory approval of a new medicinal product under the European Union regulatory system, we must submit a marketing authorization application ("MAA") either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the European Union: the decentralized procedure, national procedure, or mutual recognition procedure. A marketing authorization may be granted only to an applicant established in the European Economic Area (comprising the EU Member States plus Norway, Iceland and Liechtenstein) ("EEA").

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

For products not falling within the mandatory scope of the centralized procedure, national marketing authorizations may be obtained, which are issued by the competent authorities of the European Union Member States and only cover their respective territory. Where a product has already been authorized for marketing in an European Union Member State, this national marketing authorization can be recognized in another European Union Member State through the mutual recognition procedure. If the product has not received a national marketing authorization in any European Union Member State at the time of application, it can be approved simultaneously in various European Union Member States through the decentralized procedure. As with the centralized procedure, the competent authorities of the European Union Member States assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy before granting the marketing authorization.

The marketing application (BLA/NDA) submitted in the United States is similar to that required in the European Union, with certain exceptions. Directive 2001/83/EC and the laws in the European Union Member States transposing this Directive into national law set out the requirements for an MAA. An MAA for a biological medicinal product must contain certain additional requirements to compared applications for other medicinal products, such as a description of the origin and history of the starting materials used for the product.

Data and Marketing Exclusivity

Upon receiving marketing authorization in the European Union, innovative medicinal products (reference products), approved on the basis of a complete and independent package of data, generally receive eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s preclinical/nonclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the European Union until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained a marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, nonclinical tests and clinical trials.

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

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. In the European Union under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) the prevalence of such condition must not be more than five in 10,000 persons in the European Union when the application is made, or (b) without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the European Union to justify the investment needed for its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition, or if such a method exists, the product would be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers made available by the European Union and its Member States to support research into, and the development and availability of, orphan medicinal products. The application for orphan designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MAA is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

A marketing authorization may be granted to a similar medicinal product to an authorized orphan product during the period of market exclusivity only in very select cases, specifically:
•if it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized orphan product;
•with consent from the marketing authorization holder for the authorized orphan product; or
•the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product.

Pediatric Development
In the European Union, companies developing a new medicinal product must agree upon a pediatric investigation plan ("PIP"), with the EMA’s Pediatric Committee ("PDCO") and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults, in which case the pediatric clinical trials must be completed at a later date. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization with the results of pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a SPC, provided an application for such extension is made at the same time as filing the SPC application for the product or at any point up to 2 years before the SPC expires, even where the trial results are negative. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME Designation
In March 2016, the EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIME scheme is intended to encourage product development in areas of unmet medical need (where there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and provides accelerated assessment of products representing substantial innovation. The PRIME scheme is open to medicines under development and for which the applicant intends to apply for an initial MAA through under the centralized procedure. Applicants will typically be at the exploratory clinical trial phase of development, and will have preliminary clinical evidence in patients to demonstrate the promising activity of the medicine and its potential to address to a significant extent an unmet medical need. In exceptional cases, products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies, if compelling non-clinical data in a relevant model provide early evidence of promising activity, and first in human trials indicate adequate exposure for the desired pharmacotherapeutic effects and tolerability. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the CHMP or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. VTP‑500, under development for the prevention of MERS caused by the MERS coronavirus, was accepted onto the PRIME scheme by the EMA in December 2023.

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
•All new MAAs must include a risk management plan ("RMP") describing the risk management system that the company will put in place to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post- authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety trials. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.
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

All of the aforementioned EU rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the United Kingdom

The U.K. formally left the EU on January 31, 2020. As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the MHRA is now responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single U.K.-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. In addition, the new arrangements require all medicines placed on the U.K. market to be labelled “U.K. only”, indicating they are not for sale in the EU. However, although a separate authorization is now required to market medicinal products in the U.K., under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a U.K. marketing authorization. There is now no pre-marketing authorization orphan designation in the U.K. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the U.K. market, i.e., the prevalence of the condition in U.K. (rather than the EU) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the U.K.

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
Data Privacy and Cybersecurity Laws
We may also be subject to data privacy and cybersecurity laws in the U.S. and various jurisdictions around the world in which we operate or process personally identifiable information (“personal information” or “personal data”). In addition to HIPAA U.S. federal enforcement agencies, such as the Federal Trade Commission (the "FTC") require businesses to take appropriate steps to keep consumers’ personal information secure, subject to Section 5(a) of the Federal Trade Commission Act (the "FTCA") 15 U.S.C. § 45(a). In addition, numerous U.S. states have enacted laws that govern the privacy and security of health information and other personal information, some of which may be more stringent than HIPAA and which differ from each other in significant ways thus complicating compliance efforts. For example, the California Consumer Privacy Act (the "CCPA") establishes certain requirements for data use, sharing and transparency, and provides California residents the ability to limit the sharing of their personal information. Similarly comprehensive laws have passed in a number of states. Certain states have passed or proposed more targeted privacy laws that focus on the privacy of health and medical information, such as Washington state’s My Health My Data Act, which has a private right of action that may increase potential damages for noncompliance. Such laws are continuously evolving and are likely to add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation as well as reputational harm.

Outside of the United States, we also face stringent privacy and data protection requirements. For example, in Europe, the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data in the EEA and the U.K. is subject to the EU General Data Protection Regulation ("EU GDPR") (with regards to the EEA) and the U.K. General Data Protection Regulation ("U.K. GDPR") (with regards to the U.K.), as well as applicable data protection laws in effect in the Member States of the EEA and in the U.K. (including the U.K. Data Protection Act 2018). In this Annual Report, “GDPR” refers to both the EU GDPR and the U.K. GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing special categories of personal data (such as health) to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, conducting data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for the U.K. GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU.

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

Although a number of these and other proposed measures may require additional authorization to become effective, Congress and President Trump have indicated that they will continue to seek new measures to control drug costs including through the increased use of executive orders by the Trump administration. Additional state and federal healthcare reform measures may be adopted in the future. At the state level, legislatures have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Employees and Human Capital Resources
As of December 31, 2024, we had 105 full-time and part-time employees, of which 74 were located in the United Kingdom, 30 located in the United States and 1 located in Switzerland. As of December 31, 2024, 61% of our workforce and 53% of our leadership (at Director level and above) were female. In addition, 21% of our workforce were racially or ethnically diverse. Of our full and part-time employees, 27 have Ph.D. or M.D. degrees, and 68 are engaged in research and clinical development activities.
A breakdown of the employment statistics as of December 31, 2024 is as follows:

Position	Male	Female	Total
Executives	4	2	6
Director/Vice President	11	15	26
Managers	7	13	20
Scientists and Support Functions	19	34	53
Total	41	64	105

Demographic	Male	Female	Total
Asian	5	9	14
Black, Caribbean, or African	3	2	5
Mixed, other or multiple ethnic groups	2	1	3
White	31	52	83
Total	41	64	105
In connection with the restructuring announced in January 2025, we are undertaking a reduction in headcount of approximately 65%, that impacts sites in the U.S. and the U.K. The workforce reduction in the U.K. was subject to consultation and the outcome was confirmed in February 2025. A significant amount of the reduction in workforce will occur in the first half of 2025.
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
We employ individuals based on their experience and ability. We focus on hiring and retaining qualified candidates by promoting a supportive and inclusive working environment for all. We believe that fostering a workforce with a wide range of experiences and backgrounds is a key element to discovering, developing, and bringing transformative therapies to patients.
The safety of our workforce, including consultants and visitors to our office/laboratory, has and remains of paramount importance to us. We have a Health and Safety Committee that focuses on implementing policies and training programs to enhance workplace safety.

Carbon emissions
We have calculated the emissions for the year ended December 31, 2024 and 2023 in tons of carbon dioxide equivalent (“tCO2e”). The carbon emissions for our company for the years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024		December 31, 2023
Scope	tCO2e	% Total emissions	tCO2e	% Total emissions
Scope 1	6.23	2%	6.54	2%
Scope 2	391.91	98%	360.00	98%
Total	398.14	100%	366.54	100%
For clarity, scope 1 emissions are direct emissions produced from activities owned or controlled by us. Scope 2 emissions are indirect emissions related to the generation of the electricity consumed and purchased by us. We have used the most recent evidence or estimates provided by our energy supply partners to generate our disclosure of emissions for the period. Standard emissions factors from the “U.K. Government GHG Conversion Factors for Company Reporting (2023)” guidance were applied to estimate emissions. Electricity, heating and cooling usage at our leased facilities in the United States and the United Kingdom are responsible for a significant amount of our greenhouse gas emissions, with the remainder due to operations conducted within our laboratory. The increase in emissions is primarily attributable to our U.K. laboratory and office facilities which is 31,000 square feet.
We have elected not to include the voluntary disclosure for Scope 3 emissions.

For the year ended December 31, 2024, the split of emissions by geography is as follows:

Scope	Location	tCO2e	% Total emissions
Scope 1	U.K.	0.54	0%	1
	U.S.	5.69	1%
Scope 2	U.K.	130.53	33%
	U.S.	261.38	66%
Total		398.14	100%
1Indicates amount less than one percent.
We consider the intensity ratio of tons of carbon dioxide per full-time employee, as a suitable metric for its operations for the years ended December 31, 2024, and 2023 are as follows:

	December 31, 2024		December 31, 2023
Ratio	tCO2e /employee	Average employees	tCO2e /employee	Average employees
Intensity ratio	3.24	123	2.98	123
The tons of carbon dioxide per employee has increased year on year, primarily as a result of our leased facilities in the United Kingdom and United States. Additionally, more employees have been able to work from the office and therefore produced more greenhouse gas emissions than in 2023.
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
We are a clinical-stage biopharmaceutical company with a limited operating history, and we are in the early stages of our product development efforts. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain marketing authorization and become commercially viable. Currently, we have no products approved for commercial sale and are not generating any revenue from product sales. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidates, securing related intellectual property rights and conducting discovery, research and development activities for our programs. We have incurred net losses each year since inception through to December 31, 2021. For the year ended December 31, 2022, we generated net income of $5.3 million, primarily as a result of revenues (royalties/milestone payments) arising from AstraZeneca sales of Vaxzevria and our agreement with OUI. For the years ending December 31, 2024 and 2023, we incurred net losses of $61.2 million and $73.4 million, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $237.7 million and $176.6 million, respectively, and we do not currently expect profits or positive cash flows from operations in the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:
•pursue the clinical and preclinical development of our current product candidates;
•use our technologies to advance additional product candidates into preclinical and clinical development;
•seek marketing authorizations for product candidates that successfully complete clinical trials, if any;
•attract, hire and retain additional clinical, regulatory, quality control and other personnel;
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
•establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or through a selected partner;
•acquire or in-license other product candidates and technologies for development and commercialization; and
•incur additional legal, accounting and other expenses in operating our business, including the additional costs associated with operating as a public company.

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development costs and other expenditures to develop and market additional product candidates and we may never generate revenue that is significant or large enough to achieve profitability. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital unless and until such losses are eliminated by revenue.
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
We have not yet generated any material revenue from our current product candidates.
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
•delays out of our control, such as participant willingness to enroll in our clinical trials;
•our ability to complete INDs, enabling trials and successfully submit INDs or comparable applications, for our product candidates;
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
•the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates over alternative or more conventional approaches, including antivirals, immune modulators, monoclonal antibodies, siRNA, CRISPR editing, capsid inhibitors, novel entry inhibitors, or other small molecules, RNA, DNA, nanoparticle, VLP, peptide, protein, whole-killed or other vaccine technologies;
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
•the risk that some or all of the patients that receive the AstraZeneca product Vaxzevria develop neutralizing antibodies against ChAdOx, which could limit the immunological response from subsequent dosing with one of our viral vector product candidates;
•the possibility that immunogenicity of our viral vectors or immune tolerance with SNAP-TI may not translate into clinical benefit; and
•the increased costs and complexities associated with manufacturing; and

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
•the issuance of our equity securities which would result in dilution to our existing shareholders;
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
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates to achieve marketing authorizations; and
•a failure to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.
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
In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting additional commercial activities. We may not be successful in such a transition.
We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
We are currently advancing current and future product candidates based on our proprietary biologic and synthetic platforms, including the ChAdOx and MVA vectors, SNAP-TI, and our other technologies through clinical development. Developing and commercializing products for therapeutic indications is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future.
As of December 31, 2024, our cash, cash equivalents and restricted cash were $112.4 million. Based on our current business plan, our management believes that we have sufficient cash and other financial resources to support our operations into the start of 2027, without additional financing. Our fundraising efforts to raise additional capital may divert our management from their day-to-day activities, which may adversely affect our ability to develop our platforms. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our existing shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute our existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
If we are unable to obtain funding on a timely basis, we may be required to revise our current business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing one or more of our clinical trials, decreasing headcount or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition and results of operations could be materially affected..
Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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
If we raise additional funds through collaborations, strategic alliances, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we would be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to third parties to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

We may require substantial additional funding in the future. If we are unable to raise capital when needed, we would be compelled to delay, reduce or eliminate our product development programs or commercialization efforts.
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our platforms and our product candidates developed using our platforms. Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. We expect the research and development expenses for our programs to increase in parallel with the ongoing activities, particularly as we continue our preclinical and clinical development activities to identify new product candidates and conduct clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product launch, product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.
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
We had cash, cash equivalents and restricted cash of $112.4 million as of December 31, 2024. Our future capital requirements will depend on many factors, including:
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
•the success of our collaborations with CEPI, Oxford University/OUI, Arbutus, CanSino, CRUK and the Ludwig Institute and any future collaboration partners;
•our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements;
•the costs of future commercialization activities, including product launch, product sales, marketing, manufacturing and distribution, for any of our current and future product candidates for which we receive marketing approval;
•the timing, receipt and amount of commercial sales revenues, milestones or royalties or other income from, our future products, should any of our product candidates receive marketing approval;
•the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims including litigation costs and any damages awarded in such litigation; and
•the emergence and success or otherwise of competing autoimmune or infectious disease therapies and other market developments.

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
Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new product candidates, maintain optimal levels of personnel, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:
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
Actual national and international events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have financial arrangements directly, or the financial services industry or the global economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry or the life sciences industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry or life sciences industry generally.
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
In addition, any further deterioration in the macroeconomic economy or financial services industry or life sciences industry could lead to losses or defaults by our third-party manufacturers or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a third-party manufacturer or supplier may default under their agreements with us, become insolvent or declare bankruptcy, or determine that they will no longer deal with us as a customer. In addition, a third-party manufacturer or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any third-party manufacturer or supplier bankruptcy or insolvency, or any breach or default by a third-party manufacturer or supplier, or the loss of any significant third-party manufacturer or supplier relationships, could result in material losses to us and may have a material adverse impact on our business.
Risks Related to Our Business and Industry and Risks Related to Clinical Development
If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval or reimbursement and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.
All of our product candidates are in early stages of development, including our lead product candidate VTP-1000, and as such will require extensive preclinical and clinical testing, as applicable. Product candidates may not meet targeted clinical or safety endpoints during clinical trials such as the MVA-based influenza vaccine candidate, VTP-100, which did not meet defined primary clinical endpoints in two concurrent Phase 2b trials and we subsequently discontinued further development of this program. Our ability to generate product revenues, which we do not expect to occur for several years, if ever, will depend heavily on the successful development and eventual commercialization or out-license of the product candidates we develop, which may never occur. Before we are able to generate any revenues from product sales, our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of preclinical, clinical, and manufacturing activities, marketing approval in the United States and other markets, the demonstration of effectiveness to pricing and reimbursement authorities, the obtaining of sufficient manufacturing supply of product for both clinical development and commercial sales, the building of a commercial organization, and substantial investment in significant marketing efforts for product launch. The success of our current and future product candidates will depend on several factors, including the following:
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
•successful launch of our product candidates, if and when approved to generate product sales;

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
We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. We have no control over third-party use of ChAdOx and MVA technologies outside of our exclusively licensed field under license from OUI, and such third-party use could have a negative impact on our ability to partner or develop current and future product candidates, which would materially harm our business.
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
•clinical trials of our product candidates may not produce differentiated or clinically significant results across the disease areas that we focus on;
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
In addition, the ChAdOx vectors are currently being evaluated in clinical trials outside of our licensed fields conducted by Oxford and other third parties to which OUI has granted licenses. We have no control over these other clinical trials and any adverse results in these clinical trials could impact public perception and regulatory approval of our product candidates. Even after any of our product candidates obtain regulatory marketing authorization, the announcement of adverse events observed in individuals who receive these products may impact public perception and may result in increased regulatory scrutiny across our platform. For example, in March 2021, several countries announced plans to either temporarily suspend the use of a particular batch of Vaxzevria or the use of Vaxzevria altogether following reports of very rare thromboembolic events in people following vaccination. While the EMA subsequently issued an update confirming the overall risk-benefit profile of Vaxzevria remains positive, and Vaxzevria later received full marketing authorization in the EU in November 2022, these types of announcements may affect public perception of the safety of Vaxzevria, which may extend to product candidates we are developing. Other very rare events have been reported in people who have received Vaxzevria, including thrombocytopenia (low platelet numbers in the blood), capillary leak syndrome, and neurological syndromes such as Guillain Barre Syndrome and transverse myelitis. Perception about the efficacy of Vaxzevria, such as its effectiveness against emerging COVID-19 variants, may also impact perception of our other product candidates. Additionally, these announcements may lead to additional inquiries or scrutiny from regulators on whether similar safety or efficacy signals have been observed with our other candidates. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.
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
If we experience delays in the completion of any preclinical study or clinical trial of our product candidates, or our preclinical studies or clinical trials are terminated, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our preclinical studies or clinical trials may increase our costs, slow down our product candidate development and authorization procedure and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing authorization for our product candidates. If one or more of our product candidates generally prove to be ineffective, unsafe or commercially unviable, this would have a material and adverse effect on our business, financial condition, results of operations and prospects.
Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more participant data becomes available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or "topline" data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change, following a more comprehensive review of the more complete data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies or clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data is available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available or as participants from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our ADSs.
In addition, the ChAdOx vectors are currently being evaluated in clinical trials conducted by Oxford University/OUI and other third parties to which Oxford University/OUI has granted licenses. We have no control over these other clinical trials and any adverse results in these clinical trials could impact public perception and regulatory approval of our product candidates. The information these third parties choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and shareholders may not agree with what these third parties determine is material or otherwise appropriate information to include in their disclosure. Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and shareholders may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
If the interim, topline, or preliminary data that we report differ from more complete results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain marketing authorization for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Our product candidates are based on a novel approach to the treatment of infectious disease and autoimmunity, which makes it difficult to predict the time and cost of product candidate development.
We have concentrated our research and development efforts on components of our proprietary platforms to develop product candidates that either stimulate powerful, targeted immune responses against pathogens or promote immune tolerance for suppressing unwanted inflammation, which are novel approaches. Our future success depends on the successful development of these platforms. There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. Should we encounter development problems, including unfavorable preclinical or clinical trial results, the FDA or foreign regulatory authorities may refuse to approve our product candidates, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing other testing and manufacturing methods, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.
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
•the risk that some or all of the patients that receive Vaxzevria develop neutralizing antibodies against ChAdOx, which could limit the immunogenicity from subsequent dosing with one of our product candidates that utilize ChAdOx;
•the risk that participants enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and
•factors we may not be able to control, such as potential pandemics that may limit participants, principal investigators or staff or clinical site availability.
Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of participants who are available for our clinical trials at such clinical trial sites. Moreover, because certain of our product candidates represent a departure from more commonly used methods for treatment of disease, and because certain of our product candidates have not been tested in humans before, potential participants and their doctors may be inclined to use conventional therapies, rather than enroll participants in a future clinical trial.
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
Serious side effects caused by our product candidates could cause us or regulatory authorities, including IRBs and ethics committees, to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing authorization by the FDA, the EMA or other comparable foreign regulatory authorities. Further, clinical trials by their nature utilize a sample of the potential patient population. Because of our dose escalation design for our clinical trials, undesirable side effects in initial cohorts could also result in the need to expand the size of our clinical trials, increasing the expected costs and timeline of our clinical trials. Additionally, because certain of our product candidates, including Vaxzevria, have been administered to substantial numbers of participants on a more rapid basis than is standard in clinical trials, undesirable side effects could result in a negative impact across a larger participant population. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. If we do observe serious side effects in our clinical trials, our ongoing clinical trials may be halted or put on clinical hold prior to completion if there is an unacceptable safety risk for participants.

If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the FDA, the EMA or other comparable foreign regulatory authorities, or local regulatory authorities such as IRBs or ethics committees, could order us to cease clinical trials. Competent national health authorities, such as the FDA, could also deny approval of our product candidates for any or all targeted indications and if an approval is granted for an indication, the regulatory authority may require us to include a warning in the patient information leaflet. Even if the side effects presented do not preclude the product from obtaining or maintaining marketing authorization, treatment-related side effects could also affect participant recruitment for a clinical trial, or the ability of enrolled participants to complete their participation in a clinical trial or result in potential product liability claims, particularly if they have not been described in the patient information leaflet. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.
We intend to develop certain of our product candidates in combination with other therapies, which exposes us to additional risks.
We intend to develop certain of our product candidates in combination with one or more other approved therapies, such as anti-PD-1 antibodies and other checkpoint inhibitors to treat certain cancers and infectious diseases. Even if any product candidate we develop were to receive marketing authorization or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, the EMA or comparable foreign regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA, the EMA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
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
Risks Related to Our Approach
The market opportunities for certain of our product candidates may be relatively small as it may be limited to those patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.
Immunotherapies for treating patients with autoimmune and other inflammatory diseases are sometimes staged based on disease severity or may be characterized by line of therapy (first line, second line, third line, fourth line, etc.), and the regulatory authorities, including the FDA, often approve new therapies initially only for a particular line or lines of use. Our product candidates based on SNAP-TI are at early stages of development and there is currently uncertainty as to how the may fit into existing treatment paradigms. We expect to seek approval of VTP-1000 as a first line therapy but for our other SNAP-TI product candidates we may need to seek approval for use as a second or later line of therapy or in patients who do not respond to more conservative management.
Similarly, cancer therapies are sometimes characterized by line of therapy (first line, second line, third line, fourth line, etc.), and the regulatory authorities, including the FDA, often approve new therapies initially only for a particular line or lines of use. When cancer is detected early enough, first line therapy is sometimes adequate to cure the cancer or prolong life without a cure. Whenever first line therapy, usually chemotherapy, antibody drugs, tumor-targeted small molecules, hormone therapy, radiation therapy, surgery, or a combination of these, proves unsuccessful, second line therapy may be administered. Second line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. Third line therapies can include chemotherapy, antibody drugs and small molecule tumor-targeted therapies, more invasive forms of surgery and new technologies. We expect to advance VTP-600 as a component of first line therapy but we expect to advance our other oncology product candidates initially as second or third line therapy, for use in patients with relapsed or refractory metastatic cancer. Subsequently, for those product candidates that prove to be sufficiently safe and beneficial as third line or second line therapies, if any, we would expect to advance as earlier line therapies, but there is no guarantee that our product candidates, even if approved as a second or third line of therapy, would be approved for an earlier line of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Our projections of both the number of people who have the disease that we are targeting, as well as the subset of people with these conditions in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, commissioned reports, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new therapies may change the estimated incidence or prevalence of these conditions. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates within our addressable patient population, because the potential target populations are small, we may never achieve profitability without obtaining marketing authorization for additional indications, including use as first or second line therapy.

Negative developments in the field of immunotherapeutics could damage public perception of any of our product candidates and negatively affect our business.
The commercial success of our product candidates will depend in part on public acceptance of the use of immunotherapies and viral vector-based antigen-delivery platforms. Adverse events in clinical trials of VTP-1000, or in clinical trials of similar products developed by others and the resulting publicity, as well as any other negative developments in the field of immunotherapeutics that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial participants may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain marketing authorization or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.
Several of our product candidates utilize SNAP-TI to induce immune tolerance. Adverse developments in clinical trials of other immunotherapy products that promote antigen-specific immune tolerance, may result in a disproportionately negative effect for our platform, as compared to other products within the I&I field that do not rely on antigen-specific immune tolerance. Future negative developments in the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our product candidates.

Several of our product candidates consist of modified viruses. Adverse developments in clinical trials of other immunotherapy products based on viruses, may result in a disproportionately negative effect for our platform as compared to other products that are not based on viruses. Future negative developments in the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our product candidates.

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
Developing, obtaining marketing authorization for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in all medicinal product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process, which is a risk that applies to all medicinal product development.
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
We may choose to focus our efforts on and allocate resources to a potential product candidate that ultimately proves to be unsuccessful, or to license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products because of the risks inherent in conducting clinical trials. If we are unable to evaluate the commercial potential or target market for a particular product candidate, identify and successfully commercialize additional suitable product candidates, this would adversely impact our business strategy and our financial position.
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
The biotechnology and pharmaceutical industries utilize rapidly advancing technologies and are characterized by intense competition. While we believe that our scientific knowledge, platform technology and development expertise provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceuticals, specialty pharmaceuticals and biotechnology companies, academic institutions and government agencies, as well as public and private research institutes that conduct research, development, manufacturing and commercialization. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, marketing authorizations and product marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collecting milestone payments and royalties for use of technology that they have developed. Our competitors may compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and participant registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

Product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Specifically, we expect that our product candidates based on SNAP-TI will compete against alternative or more conventional approaches, including anti-inflammatory compounds, monoclonal antibodies against cytokines or other pathways, immune cell depletion regimens (e.g., antibodies, CAR-T cells and T cell engagers) immunomodulatory small molecules, transgenic T cells, genetic therapies and other antigen-specific immune tolerance therapies based on proteins, DNA, RNA and peptides or other technologies. We expect that our product candidates based on our viral vector platforms will compete against alternative or more conventional approaches, including antivirals, immune modulators, antisense oligonucleotides, siRNA, CRISPR editing, capsid inhibitors, novel entry inhibitors, or other small molecules, RNA, DNA, nanoparticle, VLP, peptide, protein, whole-killed vaccines or other technologies.

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

Before obtaining marketing authorization for the commercial sale of our product candidates, we must demonstrate the safety, purity and potency of our investigational biologics and drugs for use in each target indication through lengthy, complex and expensive preclinical studies and clinical trials. Preclinical and clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products.

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

Product candidates in later stages of clinical trials may fail to show the desired risk-benefit profile despite having progressed through preclinical studies and initial clinical trials. Likewise, early, smaller-scale clinical trials may not be predictive of eventual safety or effectiveness in large-scale pivotal clinical trials. For example, VTP-100 demonstrated tolerability and immunogenicity during small Phase 1 clinical trials but did not demonstrate sufficient clinical activity during adequately powered Phase 2b clinical trials to warrant continued development of this product candidate. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later phase clinical trials due to lack of potency or efficacy, insufficient durability of potency or efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. The vast majority of product candidates that commence preclinical studies and early phase clinical trials are never approved as products.

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

As is the case with all investigational biologics and drugs, including novel immunotherapeutics such as those based on our viral vector and SNAP-TI platforms, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny authorization of certain of our product candidates for any or all targeted indications. Treatment-related side effects could also affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The use of novel immunotherapeutics, such as our SNAP-TI and viral-vector based product candidates to target the treatment and prevention of autoimmune diseases, infectious disease and cancer is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:

•the clinical indications for which our product candidates are licensed;
•physicians, hospitals and patients considering our product candidates as a safe and effective treatment;
•the potential and perceived advantages of our product candidates over alternative treatments, including the adoption of our treatment as the standard of care;
•our ability to demonstrate the advantages of our product candidates over other medicines;
•the prevalence and severity of any side effects;
•the prevalence and severity of any side effects for other immunotherapeutics and public perception of other immunotherapeutics;
•the prevalence and severity of any side effects for other viral-vector based antigen-delivery platforms and public perception of other viral-vector based antigen-delivery platforms;
•the prevalence and severity of any side effects for other nanoparticle-based therapeutics and public perception of other nanoparticle-based therapeutics;
•the prevalence and severity of any side effects for other antigen-specific immune tolerance therapies or those utilizing rapamycin and public perception of other antigen-specific immune tolerance therapies and those utilizing rapamycin;

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
If our product candidates are licensed but fail to achieve market acceptance among physicians, patients, hospitals or others in the medical community, we will not be able to generate significant revenue.
In addition, although our product candidates differ in certain ways from other immunotherapeutic based approaches, serious adverse events or deaths in other clinical trials involving immunotherapeutic based product candidates, even if not ultimately attributable to our product or product candidates, could result in increased government regulation, unfavorable public perception and publicity, potential regulatory delays in the testing or licensing of our product candidates, stricter labeling requirements for those product candidates that are licensed, and a decrease in demand for any such product candidates.
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
We do not know if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

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
•collaborators in certain countries may require joint ventures to manufacture and commercialize products in their territory, which may increase costs, increase dilution to shareholders, and offer lack of clarity on revenue and intellectual property sharing;
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
Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances we, our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted.

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
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or NDA to the FDA, or an MAA to the EMA or other comparable submission to regulatory authorities in other regions, to obtain authorization in the United States, the European Union, or elsewhere;
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
•Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
We have conducted, and intend to conduct, clinical trials of certain of our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data are subject to certain conditions imposed by the FDA, including compliance with all applicable U.S. laws and regulations. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP, including review and approval by an independent ethics committee and informed consent from participants. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the participant population for any clinical trial conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. There can be no assurance the FDA will accept data from trials conducted outside of the United States.

The FDA, the EMA and other comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether marketing authorization will be obtained for any product candidate that we develop. For example, even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA, MHRA or any other comparable foreign regulatory authorities. In addition, U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes.
Even if we were to obtain a marketing authorization, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval conditional on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.
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
Even if we obtain orphan drug exclusivity for a drug candidate, that exclusivity may not effectively protect the drug candidate from competition because different therapies can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a second drug candidate for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure manufacture of sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug candidate nor gives the drug candidate any advantage in the regulatory review or approval process. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. While we may seek Orphan Drug Designation for applicable indications for our current and any future drug candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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
Even if we obtain FDA, European Commission or MHRA approval for our current or future product candidates that we may identify and pursue in the United States, the European Union or the United Kingdom, we may never obtain approval to commercialize any such product candidates outside of those jurisdictions, including in Asian markets wherein we intend to commercialize VTP-300, which would limit our ability to realize their full market potential.
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
Seeking foreign marketing authorization could result in difficulties and costs and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our current or future product candidates in those countries. The foreign marketing authorization process may include all of the risks associated with obtaining FDA, European Commission or MHRA approval, in addition to country-specific risks and challenges. For example, we are looking to partner the further development of VTP-300 for chronic hepatitis B, which is a condition most prevalent in China and other countries in Asia. We have limited development experience in this market and we may need to rely on a local, third-party partner to help us navigate the applicable regulatory requirements. Additionally, governments in this target market may deem the eradication of HBV infections to be a national priority which could impact the framework for available reimbursement or our ability to achieve a standard commercial return based on the value of our product, if approved. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining marketing authorizations in international markets for our current or future product candidates. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if marketing authorization in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our current or future product candidates will be harmed.
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
Our U.K. incorporated and tax resident entities are subject to U.K. corporation tax. Due to the nature of our business, we have generated losses since inception and therefore have not paid any U.K. corporation tax. As of December 31, 2024, we had cumulative carryforward tax losses of approximately $101.7 million (December 31, 2023: $92.7 million). Subject to any relevant criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits, if any. The use of loss carryforwards in relation to U.K. profits incurred on or after April 1, 2017 is generally limited each year to £5.0 million plus an incremental 50% of U.K. taxable profits.
As a company that carries out extensive research and development activities, we seek to benefit from the U.K. research and development tax relief programs, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program. Under the SME Program, where available, we may be able to surrender some of our trading losses that arise from our qualifying research and development activities for cash or carry forward such losses for potential offset against future profits (subject to relevant restrictions). The majority of our research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. Our eligibility to claim payable research and development tax credits may be limited or eliminated because we may no longer qualify as a small or medium-sized company. In addition, the SME Program has been amended by the Finance Act 2021 which came into force in April 2021. This legislation introduced a cap on claims under the SME Program to a multiple of payroll taxes (broadly, to a maximum payable credit equal to £20,000 plus three times the total PAYE and NICs liability of the company) subject to an exception which prevents the cap from applying. That exception requires the company to be creating, taking steps to create or managing intellectual property, as well as having qualifying research and development expenditure in respect of connected parties which does not exceed 15% of the total claimed. If such exception does not apply, this could restrict the amount of payable credit that we claim. There was no tax loss restriction applied to the R&D tax credits in the U.K. for the years ending December 31, 2024 and 2023.

Changes to the U.K. R&D tax relief legislation that have been recently enacted, and which took effect from April 2023, reduce the R&D cash rebate rate under the SME Program. For expenditure incurred on or after April 1, 2024, there are restrictions on relief that may be claimed for expenditure on sub-contracted R&D activity, broadly requiring either that workers carrying on such activity are subject to U.K. PAYE or, where work is undertaken outside the U.K., that this must be due to geographical, environmental, social or other conditions that: (i) are not present in the U.K.; and (ii) it would be wholly unreasonable to replicate in the U.K. These rate reductions and restrictions impact the quantum of R&D relief that we are able to claim. In addition, this legislation also saw the introduction of a higher rate of relief for loss-making R&D-intensive small and medium enterprises, the SME Intensive Scheme. Companies claiming under the existing SME Intensive Scheme tax relief will be eligible for a higher payable credit rate if they meet the definition for R&D intensity. From the analysis performed, we have not and do not currently expect to claim under the loss-making R&D Intensive Scheme for SMEs primarily due to the proportion of total relevant expenditure occurring outside the United Kingdom.

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
For completeness, it should be noted that the U.K. tax authority, His Majesty's Revenue and Customs ("HMRC"), currently has an increased focus on claims for R&D tax credits and so the Company may be subject to increased scrutiny in respect of any claims it makes. In addition, the legislation on the U.K. R&D tax credits regime is updated and changed frequently, so there can be no guarantee of our ability of to make use of such credits as we might currently expect to in future.

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
Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
Our business operations and current and future relationships with principal investigators, healthcare providers, including physicians, consultants, third-party payors and customers may be subject, directly or indirectly, to U.S. federal and state, as well as foreign, healthcare fraud and abuse laws, false claims laws, health information privacy and cybersecurity laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
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
We and our collaborators and third-party providers are subject to national, supranational, federal or state laws and regulations, regulatory guidance and industry standards relating to data protection, privacy and information security. With respect to Europe, the collection and processing of personal data regarding (i) individuals in the EEA and U.K., and/or (ii) carried out in the context of the activities of our establishments in the EEA or U.K., is subject to the GDPR, as well as other national data protection legislation in force in relevant EEA member states and the U.K., (including the U.K. Data Protection Act 2018).

The GDPR is wide-ranging in scope and impose numerous obligations on companies that process personal data, including imposing special requirements in respect of the processing of special categories of personal data (such as health data), requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection. The GDPR defines personal data to include pseudonymized or coded data and require different informed consent practices and more detailed notices for clinical trial participants and investigators than applies to clinical trials conducted in the United States. We are required to apply GDPR standards to any clinical trials that our EEA and U.K. established businesses carry out anywhere in the world.

The GDPR imposes strict rules on the transfer of personal data to countries outside the EEA and U.K., including the United States in certain circumstances, unless a derogation exists or we incorporate a GDPR transfer mechanism (such as the European Commission approved standard contractual clauses (“SCCs”) or the U.K. International Data Transfer Addendum (“IDTA”)) into our agreements with third parties to govern such transfers of personal data and carry out transfer impact assessments to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal information under the GDPR, including an analysis of the laws in the recipient’s country. Carrying out such restricted transfers, therefore, comes with a significant compliance burden, requiring significant effort and expense to overcome. Failure to implement valid mechanisms for personal data transfers from Europe may result in increased exposure to regulatory actions, substantial fines, and injunctions against processing personal data from Europe. If we are unable to export personal data, this may also restrict our activities outside of Europe and require us to increase processing capabilities within Europe at significant expense or otherwise segregate our systems and operations. Switzerland has adopted similar transfer restrictions as under the GDPR. Although the U.K. is regarded as a third country under the EU GDPR, the European Commission issued a decision recognizing the U.K. as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the U.K. remain unrestricted. Personal data transfers from the U.K. to the EEA remain free flowing by virtue of a U.K. government adequacy decision.

The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR. While we have taken steps to comply with the GDPR, and implementing legislation in applicable EEA member states and the U.K., including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller or joint controller, reviewing our security procedures and those of our vendors and collaborators, and entering into data processing agreements with relevant vendors and collaborators, we cannot be certain that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful. Given the breadth and depth of the applicable obligations, complying with the GDPR and similar data protection laws’ requirements are rigorous and time intensive and require significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data.

The U.K.’s data protection regime is independent from but aligned to the EU’s data protection regime. However following the U.K.'s departure from the European Union ("Brexit"), there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the U.K. has recently introduced a new Data (Use and Access) Bill (“U.K. Bill”) into parliament. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EEA data protection regime and threaten the U.K.’s adequacy decision from the EC. This lack of clarity on future U.K. laws and regulations and their interaction with those of the EU could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs; and any resulting divergence in laws could increase our risk profile and may require us to implement different compliance measures for the U.K. and EEA.

In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. For example, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA was recently amended to apply to certain sensitive personal information and created a new state agency vested with authority to implement and enforce the CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may lead to increased litigation. U.S. states are constantly amending existing laws, requiring attention to frequently changing regulatory requirements, which may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply with them. We are conducting a clinical trial in California and therefore through our contract research organisation (CRO), we collect personal data on residents of California, therefore we are subject to the CCPA, and the CCPA imposes privacy compliance obligations on our business and will raise new risks for potential fines and class actions.
Numerous other U.S. state privacy laws have been enacted that are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and information governed by HIPAA. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the United States. While such state laws incorporate many similar concepts of the CCPA, there are also several key differences in the scope, application, and enforcement of the laws that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
In addition to general privacy and data protection requirements, many jurisdictions around the world have adopted legislation that regulates how businesses operate online and enforces information security, including measures relating to privacy, cybersecurity, data security and data breaches. Many of these laws require businesses to notify cybersecurity incidents and data breaches to applicable regulators and/or data subjects. These laws are not consistent, and compliance in the event of a widespread data breach is costly and burdensome.
In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy and information security laws and regulations are rising. In the EU and the U.K., data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million (£17.5 million in the U.K.) or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In the United States, possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies.
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
The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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
We currently have rights to intellectual property, through licenses from third parties, to develop and commercialize our product candidates. Many pharmaceutical companies, biotechnology companies, and academic institutions are competing with us in the fields of infectious disease, I&I and oncology and filing patent applications potentially relevant to our business. Because our current and future product candidates may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights.
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
Additionally, we sometimes collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program and allowing third parties to compete with us. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such programs and our business and financial condition could suffer.
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
Our European patents and patent applications could be challenged in the recently created Unified Patent Court (UPC) for the European Union, that was fully ratified and came into being in 2023. We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. A successful invalidity challenge to a European patent under the UPC would result in loss of patent protection in those European countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European countries, rather than in each validated European country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.
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

Risks Related to Employee Matters, Managing Our Growth and Other Risks Related to Our Employee Matters
The pipeline prioritization and restructuring may be unsuccessful, lead to additional costs, disrupt our operations, create unintended problems in our workforce, or increase litigation risk, in which case our business could be harmed.
On June 12, 2024, we announced plans to prioritize our pipeline to focus on the development of VTP-300 in CHB and VTP-1000 in celiac disease, including a workforce reduction of approximately 25%. On January 10, 2025, we announced a restructuring plan that aims to prioritize our immune tolerance research and development programs, including a 65% reduction in workforce. We are planning to partner the further development of VTP-300 and plan to report the primary analysis data from HBV003 in the second quarter of 2025.

Despite our efforts, the pipeline prioritization and restructuring may be unsuccessful, lead to additional costs, disrupt our operations, create unintended problems in our workforce, and increase litigation risk, which could harm our business and results of operations. We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the pipeline prioritization and restructuring. We may not realize, in full or in part, the anticipated benefits and savings from the pipeline prioritization and restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the pipeline prioritization and restructuring, our operating results and financial condition would be adversely affected. Moreover, our decision to focus on the development of VTP-300 in CHB and VTP-1000 in celiac disease may cause us to fail to capitalize on viable commercial products or profitable market opportunities or limit the opportunities we are able to pursue.

In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, the pipeline prioritization and restructuring could yield unanticipated consequences, such as increased difficulties in our day-to-day operations, the loss of institutional knowledge and expertise, attrition beyond planned workforce reductions, reduced employee morale, and difficulty attracting and retaining qualified management, scientific, and other personnel critical to our business. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. If employees who were not affected by the workforce reduction pursue alternative employment, we may need to seek contractor support, which could harm our productivity and add unplanned expense. The implementation of the workforce restructuring could also lead to litigation brought by or on behalf of our former employees.

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
As previously announced on January 10, 2025, Graham Griffiths will step down from his role as Chief Operating Officer on June 30, 2025, and Gemma Brown will step down from her role as Chief Financial Officer on April 30, 2025. The departure of key leadership personnel can result in loss of significant knowledge and experience from the company. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. Failure to attract and retain the right talent, or to smoothly manage the transition of responsibilities resulting from such turnover, would affect our ability to meet our challenges and may cause us to miss performance objectives or financial targets.

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
To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our share price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on notice periods specified in their employment agreements. Although we have employment agreements with all our employees, these employment agreements with U.S. employees provide for at-will employment, which means that any of our U.S. employees could leave our employment at any time, by providing the required contractual notification of their intent to leave. The standard notice period for U.K. employed personnel is three calendar months or six calendar months for the senior executive team. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
Risks Related to Our Business Operations and Growth
We will need to grow the size of our organization, and we may experience difficulties in managing this growth.
As of December 31, 2024, we had 105 full-time and part-time employees. In connection with the restructuring announced in January 2025, we are planning a 65% reduction in force, but as our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, technical, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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
We and our third-party CROs and other contractors and consultants rely extensively on information technology systems to conduct and manage our business. Despite the implementation of security measures, our internal computer systems and those of our current and future third-party providers are vulnerable to damage from computer viruses and unauthorized access, including cybersecurity incidents and data breaches. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyberattacks could include wrongful conduct by insider employees or vendors, hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, including ransomware, denial-of-service, social engineering fraud, including phishing attacks, data breaches, or other means to threaten data security, confidentiality, integrity and availability. If such an event were to occur, it could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and result in a material disruption of our development programs and our business operations, such as the loss of clinical trial data from completed or future clinical trials. Such loss could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data.
Although we devote resources to protect our information systems, including organization-wide prevention software, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches or data breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our business, financial condition, results of operations and prospects.
Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches.
Like other companies in our industry, we, and our third party vendors, have experienced and will continue to experience threats and cybersecurity incidents relating to our information technology systems and infrastructure. Any breach in our or our third-party providers’ information technology systems could lead to the unauthorized access, disclosure and use of non-public information, including information from our participant registry or other participant information, which is protected by HIPAA, and other laws. Any such access, disclosure, or other loss of information could result in legal notifications and disclosures, legal claims or proceedings, liability under laws that protect the privacy of personal information, damage to our reputation and the further development and commercialization of our product candidates could be delayed. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyberattacks and any such attacks could result in losses described above as well as disputes with physicians, participants and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. If we are unable to prevent or mitigate the impact of such cybersecurity or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Further, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or international trade disputes could also strain our third-party suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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
•unexpected changes in tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), trade protection measures, trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), price and exchange controls, and other regulatory requirements;
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
•potential liability under the FCPA Office of Foreign Assets Control Anti-Money Laundering Program as required by the Bank Secrecy Act and its implementing regulations, or comparable foreign laws, including the U.K. Bribery Act 2010 ("Bribery Act");
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war, terrorism, pandemics, or natural disasters including earthquakes, typhoons, floods and fires.

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
The United States and the U.K. do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the U.K. In addition, uncertainty exists as to whether the courts of England and Wales would entertain original actions brought in the U.K. against us or our directors or senior management predicated upon securities laws of the U.S. or any state in the United States. Any final and conclusive monetary judgment for a definite sum obtained against us in U.S. courts would be treated by the courts of England and Wales as a cause of action in itself and sued upon as a debt at common law so that no retrial of the issues would be necessary, provided that certain requirements are met. Whether these requirements are met in respect of a judgment based upon the civil liability provisions of the U.S. securities laws, including whether the award of monetary damages under such laws would constitute a penalty, is an issue for the court making such decision. If the courts of England and Wales give a judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the courts of England and Wales discretion to prescribe the manner of enforcement.
As a result, U.S. investors may not be able to enforce against us or certain of our senior management, board of directors or certain experts named herein who are residents of the U.K. or countries other than the United States any judgments obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.
Fluctuations in the exchange rate between the U.S. dollar and the pound sterling may increase the risk of holding our ADSs and may materially affect our results of operations and financial condition.
Our ADSs trade on Nasdaq in U.S. dollars. Due to the international scope of our operations, our assets, earnings and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the pound sterling and the euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the pound sterling (except that the functional currency of our U.S. subsidiaries is the U.S. dollar) and the majority of our operating expenses are paid in pound sterling. We also regularly acquire services, consumables and materials in U.S. dollars, pounds sterling, AUS dollars and the euro. Further potential future revenue may be derived particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates between the pound sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 3 in the notes to our annual financial statements appearing elsewhere in this Annual Report for a description of foreign exchange risks.
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
As of March 14, 2025, our executive officers, directors, and 5% shareholders beneficially owned approximately 52% of our voting stock. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure and the approval of certain significant corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that holders of our ADSs may feel are in their best interest as shareholders.

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
We are an emerging growth company, as defined in the JOBS Act enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we became a public company, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date we became a public company, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our ADSs that are held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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
As an English public company listed in the U.S., we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on foreign reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our board of directors, management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. In addition, after we no longer qualify as an emerging growth company, we expect to incur additional legal, accounting and other expenses.

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
The depositary for the ADSs has agreed to pay to holders of our ADSs the cash dividends or other distributions it or the custodian receives on our ordinary shares or other deposited securities after deducting its fees and expenses. Shareholders will receive these distributions in proportion to the number of our ordinary shares those ADSs represent. However, in accordance with the limitations set forth in the deposit agreement, it may be unlawful or impractical to make a distribution available to holders of ADSs. We have no obligation to take any other action to permit distribution on the ADSs, ordinary shares, rights or anything else to holders of the ADSs. This means that holders of our ADSs may not receive the distributions we make on our ordinary shares or any value from them if it is unlawful or impractical to make them available to holders of our ADSs. These restrictions may have an adverse effect on the value of our ADSs.

We do not intend to pay dividends on our ADSs, so any returns will be limited to the value of our ordinary shares.
Under current English law, a company’s accumulated realized profits must exceed its accumulated realized losses (on a non-consolidated basis) before dividends can be declared and paid. Therefore, we must have distributable profits before declaring and paying a dividend. In addition, as a public limited company incorporated in England and Wales, we will only be able to make a distribution if the amount of our net assets is not less than the aggregate of our called-up share capital and undistributable reserves and if, and to the extent that, the distribution does not reduce the amount of those assets to less than that aggregate.
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
Shareholder protections found in provisions under the U.K. City Code on Takeovers and Mergers (the "Takeover Code"), will not apply if our place of central management and control is considered to be outside of the U.K. (or the Channel Islands or the Isle of Man).
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
We are incorporated under the laws of England and Wales. The rights of holders of ordinary shares and, therefore, certain of the rights of holders of ADSs, are governed by the laws of England and Wales, including the provisions of the U.K. Companies Act 2006, and by our Articles. These rights differ in certain respects from the rights of shareholders in typical U.S. corporations.
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
•in the U.K., takeovers may be structured as takeover offers or as schemes of arrangement. Under English law, a bidder seeking to acquire us by means of a takeover offer would need to make an offer for all of our outstanding ordinary shares/ADSs. If acceptances are not received for 90% or more of the ordinary shares/ADSs under the offer, under English law, the bidder cannot complete a “squeeze out” to obtain 100% control of us. Accordingly, acceptances of 90% of our outstanding ordinary shares (including those represented by ADSs) will likely be a condition in any takeover offer to acquire us, not 50% as is more common in tender offers for corporations organized under Delaware law. By contrast, a scheme of arrangement, the successful completion of which would result in a bidder obtaining 100% control of us, requires the approval of a majority of shareholders voting at the meeting and representing 75% of the ordinary shares (including those represented by ADSs) voting for approval;
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
Our Articles provide that, unless we consent by ordinary resolution to the selection of an alternative forum, the courts of England and Wales shall, to the fullest extent permitted by law, be the exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us; (c) any action or proceeding asserting a claim arising out of any provision of the U.K. Companies Act 2006 or our Articles (as may be amended from time to time); or (d) any action or proceeding asserting a claim or otherwise related to our affairs (the “England and Wales Forum Provision”). The England and Wales Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our Articles further provide that unless we consent by ordinary resolution to the selection of an alternative forum, the United States District Court for the Southern District of New York shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act (the “U.S. Federal Forum Provision”). In addition, our Articles provide that any person or entity purchasing or otherwise acquiring any interest in our shares is deemed to have notice of and consented to the England and Wales Forum Provision and the U.S. Federal Forum Provision; provided, however, that our shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
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
We believe we were a passive foreign investment company ("PFIC"), for prior taxable years and we may be a PFIC in future taxable years, which could result in adverse U.S. federal income tax consequences to U.S. Holders.
Under the Internal Revenue Code (the "Code"), we will be a passive foreign investment company, or PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For the purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. Holder holds our ordinary shares or ADSs, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of ordinary shares or ADSs and is: (i) an individual who is a citizen or individual resident of the United States; (ii) a corporation, or other entity taxable as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States, any state therein or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election to be treated as a U.S. person under applicable U.S. Treasury Regulations.
Based on the current and expected composition of our income and the value of our assets, we were a PFIC for the year ended December 31, 2024 and expect to remain a PFIC for our current taxable year. No assurances regarding our PFIC status can be provided for the current taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.
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
We do not believe that we were a CFC in 2024, and we do not expect to be a CFC in 2025. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code. U.S. Holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.
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

The United Kingdom’s withdrawal from the European Union could increase the regulatory burden of product development and authorization in the United Kingdom and European Union.
The United Kingdom formally left the European Union on 31 January 2020 (commonly referred to as Brexit). The European Union and the United Kingdom have concluded a trade and cooperation agreement (“TCA”) which has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of the United Kingdom and European Union pharmaceutical regulations. As a result, a separate application must be made to conduct a clinical trial in the United Kingdom as well as the European Union and a separate U.K. marketing authorization is required to commercialize a medicinal product in the United Kingdom as well as the European Union. Obtaining such regulatory approvals is a lengthy and expensive process and this therefore adds time and expense to the conduct of our business in both the United Kingdom and European Union. In addition, the United Kingdom is seeking to reform aspects of the medicines legislation following its departure from the European Union. For example, on December 12, 2024, the U.K. government introduced a legislative proposal that, if implemented, will replace the current regulatory framework for clinical trials in the United Kingdom. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials and the development of medicinal products in the United Kingdom and/or European Union, our development plans may be impacted. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.
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
As part of our cybersecurity risk management procedures, we perform system monitoring and scanning and utilize security tools supported by a third-party managed services provider. We also conduct penetration testing performed by a third-party provider. Employees are enrolled in cybersecurity awareness training courses designed to help them identify cybersecurity concerns and take appropriate actions, and we conduct periodic simulated phishing tests in an effort to further raise cybersecurity awareness and reduce the risk of a successful cyberattack. We have an incident response plan to guide us in responding to cybersecurity incidents, and have conducted tabletop exercises to test the plan. We also take steps to protect against business interruption and conduct annual restoration testing for major systems. In addition, we use a risk-based approach to assessing cybersecurity risks from certain critical third-party vendors. This program aims to assess the cybersecurity maturity of vendors who have access to our data or systems through an evaluation of the vendor’s cybersecurity practices.

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

Item 2. Properties
We lease and occupy approximately 19,700 square feet of state-of-the-art wet laboratory and office space in Germantown, Maryland, United States. We also lease and occupy approximately 31,000 square feet of office and laboratory space on the Harwell Science and Innovation Campus, Harwell, Oxfordshire, United Kingdom.
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
Holders of Our ADSs
Our ADSs each represen one ordinary share, nominal value £0.000025 per share, of Barinthus Biotherapeutics plc. An ADS may be evidenced by an American Depositary Receipt issued by the Bank of New York Mellon as depositary bank. As of March 14, 2025, there was one holder of record of our ordinary shares, nominal value £0.000025 per share, and 62 holders of record of our ADSs. The closing sale price per ADS on the Nasdaq Global Market on March 14, 2025 was $1.06.
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
None.
Certain Material U.K. Tax Considerations
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
Chargeable Gains
A disposal or deemed disposal of ordinary shares or ADSs by a holder resident in the United Kingdom for tax purposes or subject to U.K. taxation (a “U.K. Holder”) may, depending on such holder’s circumstances and subject to any available exemptions or reliefs (such as the annual exemption), give rise to a chargeable gain or an allowable loss for the purposes of U.K. capital gains tax (for individuals) and corporation tax on chargeable gains (for corporation tax payers).

If an individual U.K. Holder who is subject to U.K. income tax at either the higher or the additional rate is liable to U.K. capital gains tax on the disposal of ordinary shares or ADSs, the current applicable rate will be 20% (for the tax years 2023/2024 and 2024/2025). For an individual U.K. Holder who is subject to U.K. income tax at the basic rate and liable to U.K. capital gains tax on such disposal, the current applicable rate would be 10% (for the tax years 2023/2024 and 2024/2025), save to the extent that any capital gains when aggregated with the U.K. Holder’s other taxable income and gains in the relevant tax year exceed the unused basic rate tax band. In that case, the capital gains tax rate currently applicable to the excess would be 20% (for the tax years 2023/2024 and 2024/2025).

If a corporate U.K. Holder is or becomes liable to U.K. corporation tax on the disposal (or deemed disposal) of ordinary shares or ADSs, the main rate of U.K. corporation tax would apply (currently at 25% for companies with profits of more than £250,000 or 19% for companies with profits not exceeding £50,000 with a marginal relief applying to profits between £50,000 and £250,000, in each case, for the 2023/2024 and 2024/2025 tax years).

Any chargeable gain (or allowable loss) will generally be calculated by reference to the consideration received for the disposal of the ADSs less the allowable cost to the U.K. Holder of acquiring such ADSs.
If you are not resident in the U.K. for U.K. tax purposes (or, in the case of an individual, not temporarily non-resident), you should not normally be liable for U.K. tax on capital gains realized or accrued on the sale or other disposition of ordinary shares or ADSs unless the ordinary shares or ADSs are held in connection with your trade carried on in the U.K. through a branch or agency (or, in the case of a corporate holder, a permanent establishment) and the ordinary shares or ADSs are or have been used, held or acquired for the purposes of such trade or such branch or agency.
An individual holder of ordinary shares or ADSs who ceases to be resident in the U.K. for U.K. tax purposes for a period of less than five years and who disposes of ordinary shares or ADSs during that period may also be liable on returning to the U.K. (or upon ceasing to be regarded as resident outside the U.K. for the purposes of any relevant double taxation treaty) for U.K. capital gains tax despite the fact that the individual may not be resident in the U.K. at the time of the disposal.
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
Under current U.K. tax law, no U.K. SDRT (or, where effected by a written instrument, U.K. stamp duty) should generally be payable in respect of an issue or transfer of ordinary shares, including an unconditional agreement to transfer ordinary shares to a clearance service or a depositary receipt system (including to a nominee or agent for a person whose business is or includes the issue of depositary receipts or the provision of clearance services) where the transfer is carried out for the purpose of raising new capital, unless the clearance service has made and maintained an election under section 97A of the U.K. Finance Act 1986, or a section 97A election. It is understood that HMRC regards the facilities of DTC as a clearance service for these purposes and we are not aware of any section 97A election having been made by DTC. Any stamp duty or SDRT payable on a transfer of ordinary shares to a depositary receipt system or clearance service or in respect of a transfer within a depositary receipt system or clearance service, will strictly be accountable by the clearance service or depositary receipt system operator or their nominee, as the case may be, but will in practice generally be paid by the transferors or participants in the clearance service or depositary receipt system. Specific professional advice should be sought before incurring or reimbursing the costs of a U.K. stamp duty or U.K. SDRT charge in any circumstances.

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
A transfer of title in our ordinary shares from within the DTC system out of the DTC system will not attract stamp duty or SDRT if undertaken for no consideration. If those ordinary shares are redeposited into DTC (which may only be done via a deposit of the ordinary shares first with an appropriate offshore depositary followed by a transfer of the ordinary shares from the offshore depositary into DTC), however, the redeposit will attract stamp duty or SDRT at a rate of 1.5%.
No U.K. stamp duty or SDRT should be payable on the issue of ADSs in the Company.

No U.K. stamp duty or SDRT should be required to be paid in respect of a paperless transfer of ADSs through the facilities of DTC, provided that no section 97A election has been made and maintained by DTC, and such ADSs are held through DTC at the time of any agreement for their transfer. We are not aware of any section 97A election having been made by the DTC.

On the basis of current published HMRC guidance, an ADR is not regarded as stock or a marketable security for the purposes of U.K. stamp duty or a chargeable security for the purposes of U.K. SDRT and, as such, no U.K. stamp duty or SDRT should be required to be paid on the issue or transfer of (including an agreement to transfer) ADSs in the Company.
Taxation of Dividends
Under U.K. law, there is no withholding tax on dividends paid on the ordinary shares or ADSs.
An individual U.K. Holder may, depending on his or her particular circumstances, be subject to U.K. tax on dividends received from us. An individual holder of ADSs who is not resident for tax purposes in the U.K. should not be chargeable to U.K. income tax on dividends received from us unless he or she carries on (whether solely or in partnership) a trade, profession or vocation in the U.K. through a branch or agency to which the ADSs are attributable. There are certain exceptions for trading in the U.K. through independent agents, such as some brokers and investment managers.

Dividend income is treated as the top slice of the total income chargeable to U.K. income tax for an individual U.K. Holder. An individual U.K. Holder who receives a dividend in the 2023/2024 tax year will be entitled to a dividend tax-free allowance of £1,000. However, the U.K. government has legislated to reduce the dividend tax-free allowance to £500 with effect from April 2024 (i.e. for the 2024/2025 tax year). Income within the dividend tax-free allowance counts towards an individual’s basic, higher or additional rate limits and may, therefore, affect the level of income tax personal allowance to which they are entitled. Dividend income received in excess of the dividend tax-free allowance will (subject to the availability of any income tax personal allowance) be charged at 8.75% to the extent the excess amount falls within the basic rate band, 33.75% to the extent the excess amount falls within the higher rate band and 39.35% to the extent the excess amount falls within the additional rate band.

A corporate holder of ADSs who is not resident for tax purposes in the U.K. should not be chargeable to U.K. corporation tax on dividends received from us unless it carries on (whether solely or in partnership) a trade in the U.K. through a permanent establishment to which the ADSs are attributable.

Corporate U.K. Holders should not be subject to U.K. corporation tax on any dividend received from us so long as the dividends qualify for exemption, which should be the case, although certain conditions must be met. It should be noted that the exemptions, whilst of wide application, are not comprehensive and are subject to anti-avoidance rules. If the conditions for the exemption are not satisfied, such anti-avoidance provisions apply, or such U.K. Holder elects for an otherwise exempt dividend to be taxable, U.K. corporation tax will be chargeable on the amount of any dividends (at the current rate of 25% for companies with profits of more than £250,000 or 19% for companies with profits not exceeding £50,000, with a marginal relief applying to profits between £50,000 and £250,000, in each case for the 2023/2024 and 2024/2025 tax years).
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
Our planned use of the net proceeds from the IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act has changed due to the prioritization of our pipeline in connection with our restructuring plan. As a result, we currently expect to use our cash, cash equivalents and restricted cash, which include the net proceeds from the IPO, to advance our immune tolerance research and development programs and for general corporate purposes.

Purchase of Equity Securities by the Issuer and Affiliated Purchases
None.

Item 6. [Reserved]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. You should carefully read the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements contained in the following discussion and analysis.
Overview
We are a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating auto-immune and inflammatory diseases within the immunology and inflammation ("I&I") space. Helping patients and their families is the guiding principle at the heart of Barinthus Bio. We aim to achieve this by developing truly transformational and highly disease-specific immunotherapies.
We are prioritizing the development of a pipeline for I&I indications enabled by our proprietary and highly differentiated platform for promoting immune tolerance, referred to as SNAP-TI, that are designed to guide patient's T cells to reduce inflammation and restore the natural state of immune non-responsiveness to healthy tissue. Our lead candidate, VTP-1000, is designed to restore immune non-responsiveness to gluten in patients with celiac disease, and is currently being assessed in a Phase 1 clinical trial. Based on encouraging preclinical data, we believe that the SNAP-TI platform has the potential to impact multiple other I&I indications.
We are also evaluating two product candidates to treat infectious diseases and cancer that harness our proprietary viral vector platform technologies, consisting of ChAdOx and MVA; these technologies are designed to increase disease-specific CD8+ T cells. These include: VTP-300, a Phase 2 immunotherapeutic treatment modality that is a component of a treatment regimen to establish functional cure in patients who are chronically infected by the hepatitis B virus, and VTP-850, a second-generation immunotherapeutic candidate for the prevention of recurrence of prostate cancer. VTP-850 is being tested in patients in a Phase 1 clinical trial in prostate cancer after surgical resection. We intend to progress the development of these product candidates by completing the ongoing clinical trials, and seek a partner or collaborator for continuing development.
Alongside these proprietary programs, we have partnerships in place to advance additional prophylactic and therapeutic product candidates utilizing our viral vector platforms, including VTP-500 for Middle East Respiratory Syndrome, or MERS, VTP-400 for Herpes Zoster infections, and VTP-600 with potential for multiple cancer indications, including Non-Small Cell Lung Cancer ("NSCLC"), and Squamous Esophageal Cancer. We also co-invented a COVID-19 vaccine with the University of Oxford, which was exclusively licensed worldwide to AstraZeneca U.K. Limited ("AstraZeneca").

We believe our core capabilities at the intersection of T cell immunology and immunotherapeutic technology platforms combined with our track record of successfully executing development path activities uniquely position us to navigate towards delivering promising new treatments for patients with auto-immune and inflammatory diseases and building value for shareholders.
On August 9, 2022, we filed a Registration Statement on Form S-3, as amended, or the Shelf, with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by American Depositary Shares, or ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of December 31, 2024, we sold 2,558,586 ordinary shares represented by ADSs under the sales agreement, amounting to net proceeds of $5.1 million.

We have incurred net losses each year since inception through to December 31, 2021. For the year ended December 31, 2022, we generated net income of $5.3 million, primarily as a result of revenues arising from AstraZeneca sales of Vaxzevria and our agreement with OUI. For the years ending December 31, 2024 and 2023, we incurred net losses of $61.2 million and $73.4 million, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of $237.7 million and $176.6 million, respectively, and we do not currently expect profits or positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts and invest to establish a commercial manufacturing facility, as and when appropriate.
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
A change in the outcome of any of these or other variables with respect to the development of any of our current and future product candidates could significantly change the costs and timing associated with the development of that product candidate, in either direction. Furthermore, our operating plans may change in the future owing to research outcomes or other opportunities, and we may need additional funds to meet operational needs and capital requirements associated with such altered operating plans. Unless and until we can generate a substantial amount of revenue from our product candidates, if approved, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. Based on our research and development plans, we expect that our existing cash, cash equivalents and restricted cash and other financial resources, will enable us to fund our operating expenses and capital expenditure requirements to the start of 2027. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.
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
Recent Developments
On January 10, 2025, we announced that we will prioritize I&I indications, including antigen-specific immune tolerance. As a result, we have extended the cash runway to the start of 2027 by reducing forecasted costs, including a reduction in headcount by approximately 65% across both the U.K. and U.S. sites, and streamlining the operating costs of the business. We estimate that the pre-tax costs of such reduction in workforce relating to employee severance and other employee-related costs may be approximately $2.5 million with the majority of such costs being incurred in the first half of 2025. The estimates of the restructuring costs that we expect to incur and potential operating expense reductions, and the timing thereof, are subject to a number of assumptions and actual results may differ. As part of the restructuring, two of the executive leadership team members based in the U.K., the Chief Operating Officer, Graham Griffiths, and Chief Financial Officer, Gemma Brown, will leave the Company. Further plans for the re-organized team will be communicated in due course. We will not invest in VTP-300 in chronic hepatitis B beyond the completion of the ongoing Phase 2b HBV003 clinical trial and will seek potential partners able to take advantage of its differentiated ability to achieve sustained HBsAg loss and functional cure in patients with low levels of HBsAg.
Impact of Israel and Gaza Conflict, Ukraine Crisis and Iran Conflict
In respect of the international conflict in Israel and Gaza, situation in Ukraine and Iran conflict, we have no operations or suppliers based in Israel or Gaza, or in Ukraine, Belarus, Russia or Iran, and as a result, as of the date of this Annual Report on Form 10-K, we believe the impact on our business, operations and financial condition will be minimal.
Impact of Global Economic Conditions and Inflationary Pressures
Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. Inflationary pressures, volatile interest rates, or intensified disruptions in the global financial markets could adversely affect our future financing capability or ability to access the capital markets. Additionally, we may incur future increases in operating costs due to additional inflationary increases.
Components of Our Operating Results
Revenue
To date, we have not generated any revenue from direct product sales and do not expect to do so in the near future, if at all. Most of our revenue to date has been derived from the OUI License Agreement Amendment with OUI relating to Vaxzevria.
In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. In March, 2022, we were notified by OUI of the commencement of payments to us arising from AstraZeneca’s commercial sales of Vaxzevria. In May 2024, AstraZeneca announced the initiation of withdrawal of marketing authorization for Vaxzevria in Europe as demand had declined. In October 2024, we were informed of additional amounts due to the Company from Oxford University Innovation Limited (OUI) in relation to the Company's share of royalties received by OUI as a result of prior commercial sales of Vaxzevria by AstraZeneca. As a result, our revenue for the year ending December 31, 2024 was $15.0 million (year ended December 31, 2023 $0.8 million), representing the amounts we have been notified of as due by OUI to date. We do not expect to receive any further payments relating to future commercial sales of Vaxzevria and, if such payments are due, that we will be notified of such payments in a timely manner.

Operating Expenses
Our operating expenses since inception have consisted of research and development costs and general and administrative costs.
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, acquiring new technology platforms including SNAP-TI and SNAP-CI, conducting preclinical studies, developing various manufacturing processes, initiating the clinical trials for VTP-1000, VTP-200, VTP-300, VTP-600, VTP-850 and readying VTP-500 for clinical trials. Research and development activities account for a large portion of our operating expenses, and we expect research and development expenses for our ongoing clinical programs to increase in the future. Research and development costs are expensed as incurred. These costs include:
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
General and Administrative Expenses
Our general and administrative expenses consist of personnel-related expenses, including share-based compensation, in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, rent expenses related to our offices, depreciation, impairment of long-lived assets, foreign exchange gains and losses on our cash balances, other central non-research costs and changes in the fair value of contingent consideration. When determining the fair value of contingent consideration, significant judgment is used to determine the probability of success of achievement of the technology and clinical milestones and the date of the expected milestone. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and potentially prepare for manufacturing and/or commercialization of our current and future product candidates. These costs will increase if our headcount rises to allow full support for our operations, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.
Other Operating Income
Other operating income includes grant income from CEPI Funding Agreement pursuant to which CEPI will provide funding to us to advance the development of VTP-500, our vaccine candidate against MERS. When there is reasonable assurance that we will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, grant income is recognized as other operating income on a gross basis in the consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which we recognize expenses for the related costs for which the grants are intended to compensate. Payments received in advance of incurring reimbursable expenses are recorded as deferred income. Any remaining unused amounts of the cash payments will be disclosed as restricted cash in the consolidated financial statements.
Other Income/ (Expense)
Interest Income
Interest income results primarily from the interest earned on our short-term cash deposits and cash balances held by Barinthus Biotherapeutics (U.K.) Limited.
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
We benefit from the United Kingdom research and development tax credit regime, being the Small and Medium-sized Enterprises R&D tax relief program or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program.

Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs, externally provided workers and utilities costs incurred as part of research projects. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims. From March 2023, under the SME program, we are able to surrender some of our trading losses that arise from qualifying research and development activities for a cash rebate of up to 18.6% of such qualifying research and development expenditure, as the SME additional deduction is 86% and the SME credit rate is 10%, unless the SME qualifies as an R&D intensive business; that is, R&D expenditure constitutes at least 40% (from April 1, 2023) or 30% (from accounting periods starting on or after April 1, 2024) of total expenditure. From the analysis performed, we have not and do not currently expect to claim under the loss-making R&D Intensive Scheme for SMEs primarily due to the proportion of total relevant expenditure occurring outside the United Kingdom.

We may not be able to continue to claim research and development tax credits under the United Kingdom research and development tax credit regime because we may no longer qualify based on the eligibility criteria. Further, the U.K. Finance Act of 2021 introduced a cap on payable credit claims under the SME Program in excess of £20,000 with effect from April 2021 by reference to, broadly, three times the total Pay As You Earn, or PAYE, and National Insurance Contributions, or NICs, liability, subject to an exception which prevents the cap from applying. That exception requires us to create, take steps to create or manage intellectual property, as well as having qualifying research and development expenditure in respect of connected parties, which does not exceed 15% of the total claimed. If such an exception does not apply, this could restrict the amount of payable credit that we claim. There was no tax loss restriction applied to the R&D tax credits in the U.K. for the year ended December 31, 2023 and 2024.

The merged scheme Research & Development expenditure credit (RDEC) and enhanced R&D intensive support (ERIS) replaces the old RDEC and small and medium-sized enterprise (SME) schemes for accounting periods beginning on or after April 1, 2024. For expenditure under the merged scheme, the rate of Research and Development expenditure credit will be 20%, which is the same as the rate under the old RDEC scheme for expenditure incurred on or after April 1, 2023. For loss-makers and small profit-makers, a lower rate of notional tax restriction (currently 19%) applies at payment. For all other companies, the restriction will continue to apply at the Corporation Tax main rate (currently 25%). The amount of the PAYE cap for claims under both the merged scheme and ERIS is £20,000 plus 300% of the company’s relevant PAYE and National Insurance contributions liabilities. The PAYE cap (where applicable) will limit the amount of payable credit that can be received in the accounting period under consideration. Any excess over the cap will be carried forward and treated as an amount of Research and Development expenditure credit to which the company will be entitled for the next accounting period. Based on prior claims and the split of qualifying spend it is expected that the PAYE cap is unlikely to affect the net benefit. Furthermore, for accounting periods starting on or after April 1, 2024, legislation included in Finance Act 2024 restricts the extent to which payments to contractors for R&D, and externally provided workers can qualify for R&D relief where R&D activity takes place outside the U.K.. This may restrict the ability to include cost incurred on externally provided workers ("EPWs") based in the U.S. and Switzerland for future accounting periods.
Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue, income and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to fair value of contingent consideration and impairment of goodwill, intangible assets and other long-lived assets. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

We believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.
Goodwill
We assess goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amounts may not be recoverable. We have elected to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. We have one reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. This requires us to assess and make judgments regarding a variety of factors, including clinical data results, business plans, anticipated future cash flows, economic projections and other market data. Because there are inherent uncertainties involved in these factors, significant differences between these estimates and actual results could result in future impairment charges and could materially impact our future financial results. We performed the annual impairment assessment and identified qualitative indicators of impairment due to, most notably, the share price drop in November 2024, including the lack of recovery thereof, and the strategic considerations to partner VTP-300 for future clinical development. From the qualitative assessment performed, we determined it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Therefore, we performed a quantitative assessment using the income approach, which resulted in the recognition of an impairment charge of $12.2 million.
Long-lived assets
We review long-lived assets to be held and used, including property and equipment, intangible assets and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values.

Intangible assets
We have identified circumstances that could indicate that the carrying amount of our intangible assets may not be recoverable, being a sustained decline in the price of our ADSs, whereby the market capitalization continues to be below the value of our net assets, and during 2024, the strategic expected use of the SNAP platform shifted from being a complementary platform to the viral vector platform to being solely used in the development of novel immunotherapeutic candidates for treating autoimmune and inflammatory diseases, and being called SNAP-TI (Tolerance Immunotherapy). Therefore, we performed a quantitative impairment assessment using the income approach as of December 31, 2024, and determined that the carrying amount of the Company's intangible assets are recoverable, hence no impairment loss related to long-lived assets has been recognized.

Operating lease right-of-use asset and property and equipment
We have also identified circumstances that could indicate that the carrying amount of our operating lease right-of-use asset and property and equipment in the U.K. asset group may not be recoverable as of December 31, 2024, as it was more likely than not that we would cease the operating activities undertaken in the laboratory and office space in Harwell, Oxfordshire in 2025, significantly before the end of the previously estimated useful life. Therefore, we performed an impairment assessment as of December 31, 2024 and determined that the carrying amounts of our operating lease right-of-use assets and property and equipment in the U.K. asset group were not fully recoverable, and impairment charges of $2.6 million related to the U.K. operating lease right-of-use asset and $2.7 million related to the U.K. property and equipment have been recognized. These impairment charges are subject to a number of assumptions and actual results may differ. We will continue to refine these assumptions as additional information becomes available.

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

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table sets forth the significant components of our results of operations (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023	Change
License revenue	$14,969	$802	$14,167
Operating expenses:
Research and development	42,236	44,874	(2,638)
General and administrative	29,670	39,842	(10,172)
Goodwill impairment	12,209	—	12,209
Total operating expenses	84,115	84,716	(601)
Other operating income	1,176	—	1,176
Loss from operations	(67,970)	(83,914)	15,944
Other income/(expense):
Interest income	2,678	2,877	(199)
Interest expense	(53)	(28)	(25)
Research and development incentives	3,983	3,461	522
Other income	135	1,082	(947)
Total other income, net	6,743	7,392	(649)
Loss before income tax	(61,227)	(76,522)	15,295
Tax benefit	44	3,075	(3,031)
Net loss	$(61,183)	$(73,447)	$12,264
Revenue
For the year ended December 31, 2024 and 2023, our revenue consisted of $15.0 million and $0.8 million, respectively from the OUI License Agreement Amendment with respect to amounts owed to us by OUI for the commercial sales of Vaxzevria. The increase is due to the notification by OUI of additional commercial sales of Vaxzevria by AstraZeneca in prior periods. In 2024, AstraZeneca announced it had made the strategic decision to initiate the withdrawal of marketing authorization for Vaxzevria within Europe, citing decline in demand as the reason for the decision. We do not expect to receive any further payments relating to future commercial sales of Vaxzevria and, if such payments are due, that we will be notified of such payments in a timely manner.

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year ended December 31, 2024	Year ended December 31, 2023	Change
Direct research and development expenses by program:
VTP-1000 Celiac[1]	$5,486	$8,420	$(2,934)
VTP-300 HBV	10,474	11,276	(802)
VTP-850 Prostate cancer	1,429	2,726	(1,297)
VTP-200 HPV	2,009	4,950	(2,941)
VTP-600 NSCLC[2]	473	597	(124)
VTP-500 MERS[3]	610	—	610
Other and earlier stage programs[4]	3,228	1,787	1,441
Total direct research and development expenses	$23,709	$29,756	$(6,047)
Indirect research and development expenses:
Personnel-related (including share-based compensation)	15,867	12,702	3,165
Facility related	1,249	1,339	(90)
Other indirect costs	1,411	1,077	334
Total indirect research and development expenses	18,527	15,118	3,409
Total research and development expenses	$42,236	$44,874	$(2,638)

[1] Research and development expenses related to VTP-1100 HPV Cancer were presented together with VTP-1000 Celiac in the prior period comparative, because our SNAP product candidates were both preclinical. Expenses related to VTP-1100 HPV Cancer are now included in "Other and earlier stage programs," because we are deferring the planned IND application for VTP-1100 in HPV cancer and we have initiated the clinical trial for VTP-1000 Celiac.

[2] The VTP-600 NSCLC/ESCC Phase 1/2a trial is sponsored by Cancer Research U.K.
3 The development of VTP-500 is funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (CEPI).
[4] This includes $0.9 million of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program, which is funded by CEPI.
Our research and development expenses for the years ended December 31, 2024 and 2023 were $42.2 million and $44.9 million, respectively, and consisted of direct and indirect research and development expenses.
Direct expenses for the years ended December 31, 2024 and 2023 were $23.7 million and $29.8 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $6.0 million decrease, a $2.9 million decrease pertains to the completion of the VTP-1000 preclinical studies and initiation of the Phase 1 AVALON clinical trial in the third quarter of 2024 and the deprioritization of VTP-1100 for HPV cancer announced earlier in 2024, a $2.9 million decrease pertains to a reduction in clinical trial and manufacturing development costs for the VTP-200 HPV program following the completion of the Phase 1b/2 APOLLO (HPV001) clinical trial in 2024, a $1.3 million decrease pertains to reduced activity following completion of enrollment of the VTP-850 Phase 1 clinical trial in October 2024 and a $0.8 million decrease pertains to VTP-300 HBV clinical trial and manufacturing costs as enrollment for the two ongoing Phase 2 trials is now complete. These decreases were partially offset by an increase of $1.4 million mainly relating to increased investment in our SNAP-TI platform and related early stage programs, as well as VTP-1100 HPV cancer expenses now being included in Other and earlier stage programs.
Indirect research and development expenses for the years ended December 31, 2024 and 2023 were $18.5 million and $15.1 million, respectively. Of the $3.4 million increase, $3.2 million relates to personnel-related expenses (including share-base compensation) primarily due to an average increase in headcount, severance cost of $1.0 million across our locations in the United Kingdom and United States following our announcement in June 2024 to prioritize our pipeline and more personnel time spent on research and development activities.

General and Administrative Expenses
General and administrative expenses for the years ended December 31, 2024 and 2023 were $29.7 million and $39.8 million, respectively. The decrease of $10.1 million relates primarily to a change in foreign exchange gains and losses of $10.2 million from a loss of $7.8 million for the year ended December 31, 2023 to a gain of $2.4 million for the year ended December 31, 2024, as well as a $3.0 million decrease in personnel costs due to the reduction in our general and administrative workforce in the second quarter of 2024, more personnel time spent on research and development activities and a reduction in share-based payment charges due to the timing of high value awards, a decrease in insurance costs of $1.7 million related to a reduction in insurance premiums and a decrease of $0.8 million in professional costs due to reduced activity compared to the prior period. These decreases are partially offset by an increase in the expense recognized for the fair value measurement of contingent consideration of $0.8 million following an increase in the determined probability of success of achieving the associated milestones and an impairment charge of $5.3 million recognized in respect of our operating lease right-of-use assets and property and equipment in the U.K. (see Notes 6 Property and Equipment, Net and 17 Commitments and Contingencies in the financial statements for further details).
Goodwill Impairment Expense
For the years ended December 31, 2024 and 2023, goodwill impairment expense was $12.2 million and nil, respectively. The increase relates to the impairment assessment performed during the fourth quarter of 2024, based on the expected utilization of Company assets and external market conditions.
Interest Income
For the years ended December 31, 2024 and 2023, interest income was $2.7 million and $2.9 million respectively, which primarily resulted from the interest earned on our short-term cash deposits and cash balances held by Barinthus Biotherapeutics (U.K.) Limited in United States dollars and pound sterling.
Research and Development Incentives
For the years ended December 31, 2024 and 2023, we accrued research and development incentives of $4.0 million and $3.5 million, respectively. Such research and development incentives relate to corporation tax relief on research and development project incentive programs in the United Kingdom. The increase of $0.5 million is primarily due to an increase in qualifying research and development activities following completion and submission of the 2023 claim.
Tax benefit
For the years ended December 31, 2024 and 2023, the tax benefit was $0.04 million and $3.1 million respectively, which primarily relates to movements in deferred tax.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes and most recently from royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment. Through December 31, 2024, we had received gross proceeds of approximately $330.1 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of December 31, 2024, we had cash, cash equivalents and restricted cash of $112.4 million. Key financing and corporate milestones include the following:
•Between July 2020 and November 2020, we raised gross proceeds of $41.2 million from the issuance of convertible loan notes.
•In March 2021, we raised gross proceeds of $125.2 million from the issuance of our Series B shares.
•In May 2021, we raised gross proceeds of $110.5 million from the IPO of our ordinary shares on NASDAQ.
•Between April 2022 and September 2024, we received $59.5 million of cash from OUI for the commercial sales of Vaxzevria.
•Between December 2022 and December 31, 2024, we raised net proceeds of $5.1 million from the issuance of 2,558,586 shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC.

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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Year ended December 31, 2024	Year ended December 31, 2023
Net cash used in operating activities	$(28,940)	$(50,925)
Net cash used in investing activities	(892)	(5,413)
Net cash provided by financing activities	2,163	1,872
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,021)	2,171
Net decrease in cash, cash equivalents and restricted cash	$(29,690)	$(52,295)
Cash Used in Operating Activities
During the year ended December 31, 2024, net cash used in operating activities was $28.9 million, primarily resulting from our net loss of $61.2 million, adjusted by goodwill impairment expense of $12.2 million, depreciation and amortization of $5.8 million, an impairment charge of $5.3 million, share based compensation of $4.7 million, non-cash lease expenses of $1.4 million and changes in our operating assets and liabilities, net of $2.6 million primarily related to a $3.6 million decrease in prepaid expenses, a $1.8 million decrease in operating lease liabilities, a $1.7 million increase in deferred income, a $1.4 million increase in accounts payable and accrued expenses and a $2.3 million increase in research and development incentives receivable.
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
Net Cash Used in Investing Activities
During the year ended December 31, 2024, cash used in investing activities was $0.9 million primarily relating to lab and office equipment purchases in both our U.K. and U.S. facilities. During the year ended December 31, 2023, cash used in investing activities was $5.4 million primarily resulted from capital expenditures related to leasehold improvements on our new office in Germantown, Maryland, United States.
Net Cash Provided by Financing Activities
During the years ended December 31, 2024 and 2023, cash provided by financing activities was $2.2 million and $1.9 million, respectively, primarily resulting from the issuance of ordinary shares in the form of ADSs through the “at-the-market” sales agreement with Jefferies LLC.

Effect of exchange rates on cash and cash equivalents
During the years ended December 31, 2024 and 2023, the effect of foreign exchange on cash and cash equivalents was a $2.0 million loss and $2.2 million gain respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.
Future Funding Requirements
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, through to December 31, 2021. We were profitable in 2022, however we have negative operating cash flows for the periods ending December 31, 2024 and 2023. As of December 31, 2024, we had an accumulated deficit of $237.7 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:
•pursue the clinical and preclinical development of our current product candidates;
•use our technologies to advance additional product candidates into preclinical and clinical development;
•seek marketing authorizations for product candidates that successfully complete clinical trials, if any;
•attract, hire and retain additional clinical, regulatory, quality control and other personnel;
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
•establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or through a selected partner;
•acquire or in-license other product candidates and technologies for development and commercialization; and
•incur additional legal, accounting and other expenses in operating our business, including the additional costs associated with operating as a public company.
Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development costs and other expenditures to develop and market additional product candidates and we may never generate revenue that is significant or large enough to achieve profitability. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital unless and until such losses are eliminated by revenue.
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
•the success of our collaborations with CEPI, Oxford University/OUI, Arbutus, CanSino, CRUK and the Ludwig Institute and any future collaboration partners;
•our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements;
•the costs of future commercialization activities, including product launch, product sales, marketing, manufacturing and distribution, for any of our current and future product candidates for which we receive marketing approval;
•the timing, receipt and amount of commercial sales, revenues, milestones or royalties or other income from our future products, should any of our product candidates receive marketing approval; and
•the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims including litigation costs and any damages awarded in such litigation; and
•the emergence and success or otherwise of competing autoimmune or infectious disease therapies and other market developments.
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
Based on our research and development plans, we expect that our existing cash, cash equivalents and restricted cash and other financial resources, will enable us to fund our operating expenses and capital expenditure requirements into the start of 2027. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.
We may require substantial additional financing in the future to meet any such unanticipated factors. If we raise additional funds through collaborations, strategic alliances, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we would be required to delay, limit, reduce or terminate our product development programs, future commercialization efforts, other operational plans or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of December 31, 2024. See section entitled “Business - Our Collaboration and License Agreements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency and Currency Translation
We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Barinthus Biotherapeutics plc and its consolidated subsidiaries, Barinthus Biotherapeutics (U.K.) Limited and VOLT, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Pty Limited, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Switzerland GmbH, is the Swiss franc. Our cash, cash equivalents and restricted cash as of December 31, 2024 consisted primarily of cash balances held by Barinthus Biotherapeutics (U.K.) Limited in United States dollars.
Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Revenue and expenses are translated at the average exchange rate in effect during the period. Translation adjustments are included in the consolidated Balance Sheets as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in operating expenses in the consolidated Statements of Operations and Comprehensive Loss as incurred.
We incur significant operating costs in the U.K. and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our U.K. operations that are settled in pound sterling. For the year ended December 31, 2024, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in a material change to our current and projected expenses denominated in pound sterling for the year ended December 31, 2024.
Interest Rate Sensitivity
We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash, cash equivalents and restricted cash of $112.4 million as of December 31, 2024, which were held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements
Our audited consolidated financial statements are included at the end of this Annual Report, starting at page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.
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

In making its assessment of the Company’s internal control over financial reporting as of December 31, 2024, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and evaluated the internal control over financial reporting. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(a)

None.

(b)

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference and will be included in our definitive proxy statement for our 2025 Annual General Meeting to be filed with the U.S. Securities and Exchange Commission within 120 days of the end of our fiscal year.
The Company has adopted a Code of Conduct that applies to all officers, directors and employees in connection with their work for us. The full text of our Code of Conduct is posted on the investor relations page of our website at investors.barinthusbio.com/corporate-governance.

The Company intends to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct by posting such information on our website, at the Internet address and location specified above.

Item 11. Executive Compensation
The information required under this item is incorporated herein by reference and will be included in our definitive proxy statement for our 2025 Annual General Meeting to be filed with the United States Securities and Exchange Commission within 120 days of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference and will be included in our definitive proxy statement for our 2025 Annual General Meeting to be filed with the United States Securities and Exchange Commission within 120 days of the end of our fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference and will be included in our definitive proxy statement for our 2025 Annual General Meeting to be filed with the United States Securities and Exchange Commission within 120 days of the end of our fiscal year.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference and will be included in our definitive proxy statement for our 2025 Annual General Meeting to be filed with the United States Securities and Exchange Commission within 120 days of the end of our fiscal year.

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

10.7#
Form of Deed of Indemnity between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.8#**
Form of Employment Agreement between the Registrant and William Enright (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.9#**
Form of Employment Agreement between the Registrant and Graham Griffiths (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.10
Registration Rights Agreement, dated March 28, 2022, by and among the Registrant and Benjamin Eisler, as the Securityholder Agent (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on May 11, 2022).

10.11#	Service Agreement with Gemma Brown, effective September 15, 2022 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on November 10, 2022).

10.12#
Employment Agreement by and between Vaccitech Switzerland GmbH and Nadège Pelletier, effective February 1, 2023 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on From 10-Q (File No. 001-40367) filed on May 12, 2023).

10.13
Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on November 10, 2022).

10.14
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

10.15†	Funding Agreement by and between the Registrant, Coalition for Epidemic Preparedness Innovations and the University of Oxford, dated as of December 20, 2023.

10.16#	Service Agreement with Leon Hooftman, effective February 21, 2024 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on November 6, 2024).

10.17#*	Service Agreement with Geoffrey Lynn, effective December 1, 2024.

10.18#*	Termination Agreement with Nadege Pelletier, effective January 27, 2025.

19.1*	Amended and Restated Insider Trading Policy, effective June 21, 2023.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this Annual Report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Amended and Restated Compensation Recovery Policy.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
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
+ The certification furnished in Exhibit 32.1 hereto is deemed to be furnished with this Annual Report and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2025	Barinthus Biotherapeutics plc

	By:	/s/ William Enright

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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Enright	Chief Executive Officer and Director	March 20, 2025
William Enright	(Principal Executive Officer)

/s/ Gemma Brown	Chief Financial Officer	March 20, 2025
Gemma Brown	(Principal Financial and Accounting Officer)

/s/ Robin Wright	Chairman and Director	March 20, 2025
Robin Wright

/s/ Alex Hammacher	Director	March 20, 2025
Alex Hammacher

/s/ Pierre A. Morgon	Director	March 20, 2025
Pierre A. Morgon

/s/ Anne M. Phillips	Director	March 20, 2025
Anne M. Phillips

/s/ Karen T. Dawes	Director	March 20, 2025
Karen T. Dawes

/s/ Joseph C. Scheeren	Director	March 20, 2025
Joseph C. Scheeren

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Barinthus Biotherapeutics plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barinthus Biotherapeutics plc and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
/s/ PricewaterhouseCoopers LLP
Reading, United Kingdom
March 20, 2025
We have served as the Company’s auditor since 2022.

BARINTHUS BIOTHERAPEUTICS PLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

	As of December 31, 2024	As of December 31, 2023
ASSETS
Cash and cash equivalents	$110,662	$142,090
Restricted cash	1,738	—
Research and development incentives receivable	7,139	4,908
Prepaid expenses and other current assets	6,203	9,907
Total current assets	125,742	156,905
Goodwill	—	12,209
Property and equipment, net	7,373	11,821
Intangible assets, net	21,947	25,108
Right of use assets, net	4,384	7,581
Other assets	881	882
Total assets	$160,327	$214,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,474	$1,601
Accrued expenses and other current liabilities	9,525	9,212
Deferred income	1,738	—
Operating lease liability - current	1,920	1,785
Total current liabilities	15,657	12,598
Non-current liabilities:
Operating lease liability - non-current	10,087	11,191
Contingent consideration	2,650	1,823
Other non-current liabilities	1,360	1,325
Deferred tax liability, net	438	574
Total liabilities	$30,192	$27,511
Commitments and contingencies (Note 17)
Stockholders’ equity:
Ordinary shares, £0.000025 nominal value; 40,234,663 shares authorized, issued and outstanding (December 31, 2023: authorized, issued and outstanding: 38,643,540)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2023: authorized, issued and outstanding: 63,443)	86	86
Additional paid-in capital	393,474	386,602
Accumulated deficit	(237,664)	(176,590)
Accumulated other comprehensive loss – foreign currency translation adjustments	(25,868)	(23,315)
Total stockholders’ equity attributable to Barinthus Biotherapeutics plc shareholders	130,029	186,784
Noncontrolling interest	106	211
Total stockholders’ equity	$130,135	$186,995
Total liabilities and stockholders’ equity	$160,327	$214,506
___________________________

The accompanying notes are an integral part of these consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

	Year Ended
	December 31, 2024	December 31, 2023
License revenue [1]	$14,969	$802
Total revenue	14,969	802
Operating expenses
Research and development	42,236	44,874
General and administrative	29,670	39,842
Goodwill impairment	12,209	—
Total operating expenses	84,115	84,716
Other operating income	1,176	—
Loss from operations	(67,970)	(83,914)
Other income/(expense):
Interest income	2,678	2,877
Interest expense	(53)	(28)
Research and development incentives	3,983	3,461
Other income	135	1,082
Total other income, net	6,743	7,392
Loss before income tax	(61,227)	(76,522)
Tax benefit	44	3,075
Net loss	(61,183)	(73,447)
Net loss attributable to noncontrolling interest	109	100
Net loss attributable to Barinthus Biotherapeutics plc shareholders	(61,074)	(73,347)

Weighted-average ordinary shares outstanding, basic	39,348,240	38,386,491
Weighted-average ordinary shares outstanding, diluted	39,348,240	38,386,491
Net loss per share attributable to ordinary shareholders, basic	$(1.55)	$(1.91)
Net loss per share attributable to ordinary shareholders, diluted	$(1.55)	$(1.91)

Net loss	$(61,183)	$(73,447)
Other comprehensive (loss)/gain – foreign currency translation adjustments	(2,549)	10,151
Comprehensive loss	(63,732)	(63,296)
Comprehensive loss attributable to noncontrolling interest	105	94
Comprehensive loss attributable to Barinthus Biotherapeutics plc shareholders	$(63,627)	$(63,202)
___________________________
1All license revenue is from related parties and is generated in the United Kingdom for the years ended December 31, 2024 and 2023.
The accompanying notes are an integral part of these consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Year ended December 31, 2024
	Ordinary Shares			Deferred A Shares		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2024	38,643,540	$1		63,443	$86	$386,602	$(176,590)	$(23,315)	$186,784	$211	$186,995
Share based compensation	—	—		—	—	4,709	—	—	4,709	—	4,709
Issue of ordinary shares, net of issuance costs	1,591,123	0	1	—	—	2,163	—	—	2,163	—	2,163
Foreign currency translation adjustments	—	—		—	—	—	—	(2,553)	(2,553)	4	(2,549)
Net loss	—	—		—	—	—	(61,074)	—	(61,074)	(109)	(61,183)
Balance, December 31, 2024	40,234,663	$1		63,443	$86	$393,474	$(237,664)	$(25,868)	$130,029	$106	$130,135

	Year ended December 31, 2023
	Ordinary Shares			Deferred A Shares		Deferred B Shares		Deferred C Shares
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2023	37,683,531	$1		63,443	$86	570,987	$8	27,828,231	0	1	$379,504	$(103,243)	$(33,460)	$242,896	$305	$243,201
Share based compensation	—	—		—	—	—	—	—	—		5,055	—	—	5,055	—	5,055
Issue of ordinary shares, net of issuance costs	960,009	0	1	—	—	—	—	—	—		2035	—	—	2035	—	2035
Foreign currency translation adjustments	—	—		—	—	—	—	—	—		—	—	10,145	10,145	6	10,151
Cancellation of deferred shares	—	—		—	—	(570,987)	(8)	(27,828,231)	(0)	1	8	—	—	—	—	—
Net loss	—	—		—	—	—	—	—	—		—	(73,347)	—	(73,347)	(100)	(73,447)
Balance, December 31, 2023	38,643,540	$1		63,443	$86	—	$—	—	$—		$386,602	$(176,590)	$(23,315)	$186,784	$211	$186,995
__________________________________
1 Indicates amount less than one thousand
The accompanying notes are an integral part of these consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	December 31, 2024		December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,183)		$(73,447)
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Share based compensation	4,709		5,055
Impairment of long-lived assets	5,260		—
Impairment of goodwill	12,209		—
Depreciation and amortization	5,800		5,429
Non-cash lease expenses	1,443		1,328
Unrealized foreign exchange (gain)/loss	(649)		7,531
Change in contingent consideration	866		55
Non-cash interest expense	48		28
Deferred tax benefit	(44)		(3,075)
Changes in operating assets and liabilities:
Accounts receivable (including related parties)	—		5,800
Prepaid expenses and other current assets	3,643		2,200
Research and development incentives receivable	(2,345)		(127)
Accounts payable	898		(3,378)
Accrued expenses and other current liabilities	456		1,993
Deferred income	1,738		—
Operating lease liabilities	(1,789)		(445)
Other assets	—		128
Net cash used in operating activities	$(28,940)		$(50,925)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(892)		(5,413)
Net cash used in investing activities	$(892)		$(5,413)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares from the exercise of stock options	0	[1]	0	1
Proceeds from issue of ordinary shares, net of issuance costs	2,163		2,035
Payment of contingent consideration	—		(163)
Net cash provided by financing activities	$2,163		$1,872
Effect of exchange rates on cash, cash equivalents and restricted cash	(2,021)		2,171
Net decrease in cash, cash equivalents and restricted cash	(29,690)		(52,295)
Cash, cash equivalents and restricted cash, beginning of the period	142,090		194,385
Cash, cash equivalents and restricted cash, end of the period	$112,400		$142,090
Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—		$87
Asset retirement obligation	$—		$287
Changes to right-of-use asset resulting from lease reassessment event	$—		$88
___________________________
1Indicates amount less than one thousand
The accompanying notes are an integral part of these consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Nature of business

Barinthus Biotherapeutics plc is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Barinthus Biotherapeutics plc and its direct and indirect subsidiaries, Barinthus Biotherapeutics (U.K.) Limited, Barinthus Biotherapeutics Pty Limited, Vaccitech Oncology Limited (“VOLT”), Barinthus Biotherapeutics North America, Inc., Barinthus Biotherapeutics Switzerland GmbH and Barinthus Biotherapeutics S.R.L. (Barinthus Biotherapeutics S.R.L. was liquidated as at January 16, 2025) are collectively referred to as the “Company” or “Barinthus Bio”. The Company is a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating auto-immune and inflammatory diseases within the immunology and inflammation ("I&I") space. The Company is also evaluating two product candidates to treat infectious diseases and cancer that harness our proprietary viral vector platform technologies, consisting of ChAdOx and MVA, which are designed to increase disease-specific CD8+ T cells. The Company is headquartered in Harwell, Oxfordshire, United Kingdom.

The Company operates in an environment of rapid technological change and substantial competition from pharmaceutical and biotechnology companies. The Company is subject to risks common to companies in the biopharmaceutical industry in a similar stage of its life cycle including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of any of its products that are approved, and protection of proprietary technology. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant product sales. If the Company does not successfully commercialize any of its products or mitigate any of these other risks, it will be unable to generate revenue or achieve profitability.
Basis of presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial reporting. The Company’s reporting currency is the U.S. dollar.
As of December 31, 2024, the Company had cash, cash equivalents and restricted cash of $112.4 million and an accumulated deficit of $237.7 million and the Company expects to incur losses for the foreseeable future. The Company expects that its cash, cash equivalents and restricted cash will be sufficient to fund current operations for at least the next twelve months from the issuance of the consolidated financial statements. The Company expects to seek additional funding through equity financing, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.
The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
Guarantees and indemnifications
As permitted under the laws of England and Wales, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through the years ended December 31, 2024 and 2023, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue, income and expenses during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, including those related to fair value of contingent consideration and fair value models used in the impairment assessments of goodwill, intangible assets, operating lease right-of-use asset and property and equipment. The Company’s actual results may differ from these estimates under different assumptions or conditions.
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
Foreign currency translation
The Company’s reporting currency is the United States dollar. The functional currency of the parent and each subsidiary is the currency of the country and economic environment in which it is located. Assets and liabilities of each legal entity denominated or measured in a currency other than British Pounds are first translated into British pounds and consolidated. The consolidated balances are then converted into United States dollars at period-end exchange rates. Revenues and expenses are translated into British pounds, then into U.S. dollars at average exchange rates for each reporting period. Translation adjustments are reflected as accumulated other comprehensive loss within stockholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations and comprehensive loss in general and administrative expenses. The aggregate net foreign exchange gain or loss included in determining net loss was a gain of $2.4 million and loss of $7.6 million for the years ended December 31, 2024 and 2023, respectively.
Noncontrolling interest
In 2018, Barinthus Biotherapeutics plc established VOLT with a related party. As of December 31, 2021, Barinthus Biotherapeutics plc had contributed cash and intellectual property with an aggregate value of $11.9 million for a 76% controlling interest. The related party had contributed cash and intellectual property with an aggregate value of $3.8 million for a 24% noncontrolling interest. There were no further contributions in subsequent financial years. The contributed intellectual properties were initially recorded at investment date fair value by VOLT and immediately expensed as research and development costs. The Company accounts for the noncontrolling interest in the accompanying consolidated financial statements initially at fair value with the subsequent carrying value adjusted for the noncontrolling share of VOLT’s comprehensive loss.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and cash equivalents
The Company considers all highly liquid investments purchased with remaining maturities of three months or less on the purchase date to be cash and cash equivalents. Cash and cash equivalents include bank demand deposits and money market funds that are actively traded (a Level 1 input). As of December 31, 2024, and 2023 there were no cash equivalents.
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
Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts recognized as revenue, but not yet received are generally recognized as accounts receivable or contract assets.
License revenue
The Company’s arrangements may provide the collaboration partner with the right to select a target for licensing either at the inception of the arrangement or in the future. Under these arrangements, fees may be due to the Company (i) at the inception of the arrangement as an upfront fee or payment, (ii) upon the exercise of an option to acquire a license or (iii) upon extending the selection period as an extension fee or payment. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services at their standalone selling prices, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the inception of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Operating Income
Other operating income includes grant income from the CEPI Funding Agreement pursuant to which CEPI will provide funding to us to advance the development of VTP-500, our vaccine candidate against MERS. When there is reasonable assurance that we will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, grant income is recognized as other operating income on a gross basis in the consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which we recognize expenses for the related costs for which the grants are intended to compensate. Payments received in advance of incurring reimbursable expenses are recorded as deferred income. Any remaining unused amounts of the cash payments received will be disclosed as restricted cash in the consolidated balance sheets.
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Periodically, the Company maintains deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality and the Company has not experienced any losses in these deposits. The Company’s standard payment terms are typically 30 days.
The Company recognizes revenue earned in connection with the license and services provided to customers. The Company provides credit to licensees in the normal course of providing such services based on evaluations of their financial condition and generally does not require collateral. To manage accounts receivable credit risk, the Company monitors the creditworthiness of its licensees. Historically, the Company has not experienced any credit losses related to accounts receivable and does not maintain allowances for uncollectible amounts.
Licensees that represented 10% or more of the Company’s revenue are presented below:

Revenue	Country	Year ended December 31, 2024	Year ended December 31, 2023
Oxford University Innovation	U.K.	100%	100%
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation and accumulated impairment losses. Expenditures for maintenance and repairs are charged to operating expenses as incurred, whereas major betterments are capitalized as additions to property and equipment. Impairment losses are recorded within general and administrative expenses. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets as follows:

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
Impairment of long-lived assets
The Company reviews long-lived assets to be held and used, including property and equipment, intangible assets and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. There were impairments recorded during the year ended December 31, 2024 (December 31 2023: nil).
Goodwill
Goodwill represents the excess of cost over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies and measures the amount of goodwill impairment loss, if any, to be recognized by comparing the fair value of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, if the fair value is less than the carrying amount, the difference is recognized as a goodwill impairment loss not to exceed the carrying amount of the goodwill. For the year ended December 31, 2024 an impairment charge of $12.2 million was recorded (December 31, 2023: nil).
Financial instruments
The Company’s financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, certain accrued expenses and contingent consideration. The carrying amounts of cash, cash equivalents, accounts receivable, security deposits, accounts payable and accrued expenses approximate their fair value due to the short-term nature of those financial instruments.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the years ended December 31, 2024 and 2023.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Research and development
Research and development costs are expensed as incurred on an accrual basis. Research and development costs include payroll and personnel expense (including share-based compensation), consulting costs, external contract research and development expenses, raw materials, drug product manufacturing costs, and allocated overheads including depreciation and amortization, facility costs, and utilities. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense and amortized over the service period as the services are provided.
Clinical trial costs
Clinical trial costs are a component of research and development expenses. The Company accrues and expenses clinical trial activities performed by third parties based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activation, and other information provided to the Company by its vendors.
Patent and licensing costs
Patent and licensing costs are expensed as incurred because their is uncertainty as to any future economic benefits arising from these costs.
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
Share based compensation
The Company grants options over ordinary shares and restricted shares units to employees or non-executive directors and accounts for share based compensation using the grant date fair value. Share based compensation awards are classified in the accompanying statements of operations and comprehensive loss based on the function to which the related services are provided. For service-based awards, compensation expense is generally recognized over the requisite service period of the awards, usually the vesting period. The Company applies the “multiple option” method of allocating expense. In applying this method, each vesting tranche of an award is treated as a separate grant and recognized on a straight-line basis over that tranche’s vesting period. For performance-based awards where the vesting of the awards may be accelerated upon the achievement of certain milestones, vesting and the related share-based compensation is recognized as an expense when it is probable the milestone will be met. Assumptions used in the option pricing model include the following:
Expected volatility. Previously there was insufficient trading history for the Company’s ordinary shares, therefore the expected price volatility for the Company's ordinary shares was estimated using the average historical volatility of industry peers’ shares as of the grant date of the Company's options over a period of history commensurate with the expected life of the options. When selecting industry peers used in measuring implied volatility, the Company considered the similarity of their products and business lines, as well as their stage of development, size and financial leverage. The Company applied this process consistently using the same or similar public companies until 2023. For options granted in 2023 and 2024, the Company determined that there is sufficient historical information on volatility of its share price available and the expected volatility used in the fair value calculation of new option grants is calculated based on a blended volatility of both historical volatility of the Company's share price and the average historical volatility of industry peers’ shares.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Research and development incentives
In the United Kingdom, the Company had previously been entitled to a research and development tax credit regime, being the Small and Medium-sized Enterprises R&D tax relief program, or SME Program, and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs, externally provided workers and utilities costs incurred as part of research projects. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims. From March 2023, under the SME program, the Company is able to surrender some of its trading losses that arise from qualifying research and development activities for a cash rebate of up to 18.6% of such qualifying research and development expenditure, as the SME additional deduction is 86% and the SME credit rate is 10%, unless the SME qualifies as an R&D intensive business; that is, R&D expenditure constitutes at least 40% (from April 1, 2023) or 30% (from accounting periods starting on or after April 1, 2024) of total expenditure. From the analysis performed, the Company has not and do not currently expect to claim under the loss-making R&D Intensive Scheme for SMEs primarily due to the proportion of total relevant expenditure occurring outside the United Kingdom. If the Company incurs tax losses, the Company is entitled to surrender the lesser of unrelieved tax loss sustained and the tax relief. As the realization of the tax relief does not depend on our generation of future taxable income or the Company’s ongoing tax status or tax position, the Company does not consider the tax relief as an element of income tax accounting under ASC 740, Income taxes and records the tax relief as a form of government grant or assistance. For the years ended December 31, 2024 and 2023, the Company recognized research and development incentives of $4.0 million and $3.5 million respectively.
Net loss per share
Basic net loss per share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the reporting period without consideration for potentially dilutive securities. Net loss attributable to ordinary shareholders is computed as if all net loss for the period had been distributed. During periods in which the Company incurred a net loss, the Company allocates no net loss to participating securities because they do not have a contractual obligation to share in the net loss of the Company.

BARINTHUS BIOTHERAPEUTICS PLC
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
Contingent liabilities
A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is a party to certain litigation and disputes arising in the normal course of business. As of December 31, 2024, the Company does not expect that such matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
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
Recently Issued Accounting Pronouncements
The Company has reviewed all recently issued standards and have determined that such standards do not or will not have a material impact on our consolidated financial statements or do not otherwise apply to our current operations.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The amendments require incremental disclosures related to a public entity’s reportable segments but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The most significant change required by the ASU is for a public entity to disclose its significant segment expense categories and amounts for each reportable segment. The Company adopted this standard for the year ended December 31, 2024 on a retrospective basis and the adoption did not have a material impact on its consolidated financial statements and related disclosures as this information was already publicly disclosed.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. We are currently evaluating the impact of adopting this standard to determine its impact on our disclosures.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Segment information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM"), the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM approves key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts and approves the Company's consolidated operating budget. The Company views its operations and manages its business as one operating segment, the research and development of immunotherapies and vaccines. The chief operating decision maker uses loss before income tax to monitor budget versus actual results and decide how to use the Company's resources. As the Company operates in one operating segment, all required financial segment information can be found in these consolidated financial statements. The following table is a summary of our significant segment expenses:

	Year ended December 31, 2024	Year ended December 31, 2023
Direct research and development expenses:
VTP-1000 Celiac[1]	$5,486	$8,420
VTP-300 HBV	10,474	11,276
VTP-850 Prostate cancer	1,429	2,726
VTP-200 HPV	2,009	4,950
VTP-600 NSCLC[2]	473	597
VTP-500 MERS[3]	610	—
Other and earlier stage programs[4]	3,228	1,787
Total direct research and development expenses	$23,709	$29,756
Indirect research and development expenses:
Personnel-related (including share-based compensation)	15,867	12,702
Facility related	1,249	1,339
Other indirect costs	1,411	1,077
Total indirect research and development expenses	18,527	15,118
Total research and development expenses	$42,236	$44,874

1 Research and development expenses related to VTP-1100 HPV Cancer were presented together with VTP-1000 Celiac in the prior period comparative, because our SNAP product candidates were both preclinical. Expenses related to VTP-1100 HPV Cancer are now included in "Other and earlier stage programs," because we are deferring the planned IND application for VTP-1100 in HPV cancer and we have initiated the clinical trial for VTP-1000 Celiac.
2 The VTP-600 NSCLC/ESCC Phase 1/2a trial is sponsored by Cancer Research U.K.
3 The development of VTP-500 is funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (CEPI).
4 This includes $0.9 million of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program, which is funded by CEPI.
The Company operates in two geographic regions: the U.S. and the U.K. The following table summarizes the Company’s long-lived assets, which include the Company’s intangible assets, property and equipment, net and right-of-use assets by geography:

	Year ended December 31, 2024	Year ended December 31, 2023
United States	$28,907	$32,805
United Kingdom	4,797	11,705
	$33,704	$44,510

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Foreign Currency Translation in General and Administrative Expenses
The aggregate, net foreign exchange gain or loss recognized in general and administrative expenses for the year ended December 31, 2024, and 2023, was a gain of $2.4 million and a loss of $7.6 million, respectively.
5. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023 (in thousands, except number of shares and per share amounts):

	Year Ended December 31,
Numerator:	December 31, 2024	December 31, 2023
Net loss	$(61,183)	$(73,447)
Net loss attributable to noncontrolling interest	109	100
Net loss attributable to Barinthus Biotherapeutics plc shareholders	$(61,074)	$(73,347)
Denominator:
Weighted-average ordinary shares outstanding, basic	39,348,240	38,386,491
Weighted-average ordinary shares outstanding, diluted	39,348,240	38,386,491
Net loss per share attributable to ordinary shareholders, basic	$(1.55)	$(1.91)
Net loss per share attributable to ordinary shareholders, diluted	$(1.55)	$(1.91)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive. For the year ended December 31, 2024, 7,285,275 (December 31, 2023: 6,207,664) potential ordinary shares issuable for stock options were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect.
6. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Office furniture and equipment	$1,333	$1,108
Laboratory equipment	6,178	5,728
Leasehold improvements	9,282	8,673
Property and equipment, at cost	16,793	15,509
Less: accumulated depreciation and impairment charges	(9,420)	(3,688)
Property and equipment, net	$7,373	$11,821
Depreciation expense for the year ended December 31, 2024 was $2.6 million (December 31, 2023: $2.3 million).
The Company identified circumstances that could indicate that the carrying amount of the property and equipment located in the U.K. and the U.K. operating lease right-of-use asset may not be recoverable as of December 31, 2024, as it was more likely than not that the Company would cease the operating activities undertaken in the laboratory and office space in Harwell, Oxfordshire in 2025, significantly before the end of the previously estimated useful lives. The Company performed an impairment assessment of the property and equipment within the U.K. asset group using the income approach as of December 31, 2024 and recorded an impairment charge within general and administrative expenses of $2.7 million to write down assets to their estimated recoverable amount. The impairment charge is subject to a number of assumptions and actual results may differ. The Company will continue to refine these assumptions as additional information becomes available. The significant assumptions used in determining the estimated fair value of the property and equipment located in the U.K. are which assets that will be either sold, disposed of or transferred and, if relevant, the price that will be achieved upon a successful sales transaction. Significant changes in these inputs could have a material effect on the fair value measurement. See Note 17 Commitments and Contingencies for details of the impairment assessment performed over the U.K. operating lease right-of-use asset, which is part of the U.K. asset group.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Intangible Assets, Net
The gross amount of amortizable intangible assets, consisting of acquired developed technology, was $31.6 million at both December 31, 2024 and 2023 and accumulated amortization was $9.7 million and $6.5 million as of December 31, 2024 and 2023, respectively. The amortization expense for the year ended December 31, 2024 was $3.2 million (December 31, 2023: $3.2 million). The estimated annual amortization expense is $3.2 million for the years 2025 through to 2031.
The Company reviews long-lived assets to be held and used, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. The Company has identified circumstances that could indicate that the carrying amount of the Company's intangible assets may not be recoverable, being a sustained decline in the price of the Company’s ADSs, whereby the market capitalization continues to be below the value of the net assets of the Company, and during 2024, the strategic expected use of the SNAP platform shifted from being a complementary platform to the viral vector platform to being solely used in the development of novel immunotherapeutic candidates for treating autoimmune and inflammatory diseases, and being called SNAP-TI (Tolerance Immunotherapy). Therefore, the Company performed a quantitative impairment assessment using the income approach as of December 31, 2024, and determined that the carrying amount of the Company's intangible assets are recoverable, hence no impairment loss related to long-lived assets has been recognized.
8. Goodwill
The carrying amount of goodwill was nil at December 31, 2024 (December 31, 2023: $12.2 million). The Company has performed the annual impairment assessment and identified qualitative indicators of impairment, most notably the share price drop in November 2024, including the lack of recovery thereof, and the strategic considerations to partner VTP-300 for future clinical development. Therefore, the Company performed a qualitative impairment assessment and determined that it was more likely than not that the fair value of the reporting unit is less than its carrying amount. The reporting unit comprises the net assets of the Company. The Company then performed a quantitative impairment assessment using the income approach to determine the fair value of the reporting unit, including the net present value of clinical stage assets and overhead costs. Based on the quantitative assessment, the Company determined that the fair value of the reporting unit is less than its carrying amount as of December 31, 2024, and, as a result, recognized a goodwill impairment charge of $12.2 million.

	2024	2023
Balance as of January 1,
Goodwill	$12,209	$12,209
Accumulated impairment charges	—	—

Goodwill impairment	(12,209)	—

Balance as of December 31,
Goodwill	—	12,209
Accumulated impairment charges	(12,209)	—

9. Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepayments and accrued income	$5,859	$5,402
Value Added Tax receivable	—	3,031
Other	344	1,474
Total	$6,203	$9,907

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued manufacturing and clinical expenses	$3,326	$4,003
Value Added Tax payable	2,416	—
Accrued bonus	1,774	2,412
Accrued payroll and employee benefits	656	789
Accrued professional fees	737	942
Accrued other	616	1,066
Total	$9,525	$9,212
11. Out-licenses and Grants
OUI license
In April 2020, the Company entered into an Amendment, Assignment and Revenue Sharing Agreement (“License Agreement Amendment”) with Oxford University Innovation, or OUI, which vested and assigned all intellectual property rights in relation to any ChAdOx1 or ChAdOx2 vector-based vaccine jointly owned by the Company and OUI in order to facilitate the license of vaccines based on the ChAdOx1 by OUI to AstraZeneca plc (“AstraZeneca”). Under this agreement, the Company is entitled to receive from OUI a share of all payments received by OUI from AstraZeneca in respect of the vaccine based on the ChAdOx1. On December 30, 2020, AstraZeneca announced that vaccine based on the ChAdOx1 which the Company refers to as Vaxzevria had been approved for emergency supply in the United Kingdom by the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA).
The Company determined that the intellectual property vested and assigned under the License Agreement Amendment is a functional intellectual property (that is, it has significant standalone functionality in the form of its ability to treat a disease or condition) and there is no expectation under the License Agreement Amendment that the Company will undertake activities to change the functionality. Consequently, the Company concluded that the nature of the Company’s promise in transferring the intellectual property is to provide a right to use the Company’s functional intellectual property. Accordingly, the Company recognizes revenue in a manner that depicts the Company satisfying its performance obligation of allowing use of its intellectual property based on the terms of OUI’s agreement with AstraZeneca.
On March 28, 2022, pursuant to the OUI License Agreement Amendment, the Company was notified of the commencement of payments to us arising from AstraZeneca’s commercial sales of Vaxzevria. Under the terms of an exclusive worldwide license agreement between OUI and AstraZeneca, OUI is entitled to milestone payments and royalties on commercial sales of Vaxzevria that began after the pandemic period. As part of the assignment to OUI, the company is entitled to receive approximately 24% of payments received by OUI from AstraZeneca. In October 2024, the Company was informed of additional amounts due to the Company from Oxford University Innovation (OUI) in relation to the Company's share of royalties received by OUI as a result of prior commercial sales of Vaxzevria by AstraZeneca. As a result, for the year ended December 31, 2024, the Company recognized approximately $15.0 million as revenue (year ended December 31, 2023: $0.8 million) and had an outstanding receivable of nil as of December 31, 2024 (2023: nil). In 2024, AstraZeneca announced its planned withdrawal of Vaxzevria as demand had declined, and therefore the Company does not expect to receive any further payments relating to future commercial sales of Vaxzevria and, if such payments are due, that the Company will be notified of such payments in a timely manner.
Coalition for Epidemic Preparedness Innovations (“CEPI”) Funding Agreement

On December 20, 2023, Barinthus Biotherapeutics (U.K.) Limited (the “Company”), the Chancellors, Masters and Scholars of the University of Oxford (“Oxford,” together with the Company, the “Partners”) and the Coalition for Epidemic Preparedness Innovations (“CEPI”) entered into a Funding Agreement (the “Funding Agreement”) pursuant to which CEPI will provide funding of up to $34.8 million to the Company to advance the development of VTP-500, the Company’s vaccine candidate against Middle East Respiratory Syndrome (“MERS,” and such development activities, the “Project”). In December 2023, VTP-500 received PRIME (PRIority MEdicines) designation by the European Medicines Agency.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For the year ended December 31, 2024, $3.0 million proceeds have been received and $1.2 million income has been recognized in relation to this contract. This is presented as other operating income in the consolidated statements of operations and comprehensive loss.
The Funding Agreement cash payments are restricted as to the use and management of the funds. The remaining unused amounts of the Funding Agreement cash payments of $1.7 million as of December 31, 2024, are reflected in restricted cash in the consolidated balance sheets until expenditures contemplated in the Funding Agreement are incurred.
Deferred income
Payments received from CEPI in advance of the eligible research and development expenses being incurred are disclosed as deferred income separately in the consolidated balance sheets. Deferred income is released to the consolidated statements of operations and comprehensive loss in the period in which such research and development activities are actually performed in a manner that satisfies the conditions of the Funding Agreement.
Changes in deferred income during the years ended December 31, 2024 and 2023, are as follows (in thousands):

	December 31, 2024	December 31, 2023
Beginning balance	$—	$—
Cash payments received	2,989	—
Other operating income recognized related to the Funding Agreement	(1,176)	—
Foreign exchange translation	(75)	—
Ending balance	$1,738	$—

12. Ordinary Shares
On May 4, 2021, the Company closed its initial public offering (“IPO”) of 6,500,000 ADS representing 6,500,000 ordinary shares having a nominal value of £0.000025 per share, at a public offering price of $17.00 per share, for aggregate net proceeds of $102.8 million after deducting underwriting commissions of $7.7 million and incurred offering costs of $2.2 million.
All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of December 31, 2024:
Liquidation preference: In the event of the liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to holders of the ordinary shares shall be distributed amongst all holders of the ordinary shares in proportion to the number of shares held irrespective of the amount paid or credited as paid on any share.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On November 6, 2023, the Company held a general meeting where our shareholders approved resolutions granting our board of directors or any duly authorized committee of the board of directors the authority to allot shares in the Company or grant rights to subscribe for or to convert any security into shares in the Company free from preemption rights. Pursuant to such approval, our board of directors was authorized to allot shares up to an aggregate nominal amount of £1,928 free from statutory preemption rights.
As of December 31, 2024, the Company has reserved the following ordinary shares for future issuance:

Exercise of stock options	7,285,275
Shares available for future stock incentive plan awards	1,906,080
Total	9,191,355
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Fair Value
The Company’s financial instruments consist of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, certain accrued expenses, and contingent consideration. The carrying amounts of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, and accrued expenses approximated their respective fair value due to the short-term nature and maturity of these instruments.
As of December 31, 2024, the Company had a contingent consideration liability of $2.7 million related to the acquisition of Avidea Technologies, Inc. Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a combination of cash and ADSs, upon the achievement of certain milestones. To date, the Company has made settlement payments of $0.5 million. The fair value of the contingent consideration is a Level 3 valuation and determined using the cost approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the probability of success of achievement of the milestones and the expected date of the milestone achievement, significant judgment is employed in determining the appropriateness of certain of these inputs. Significant increases (decreases) in the probability of success of achievement of the milestones would have resulted in a significantly higher (lower) fair value measurement. Significant extension (reduction) in the expected date of the milestone achievement would have resulted in a significantly lower (higher) fair value measurement.
The following table summarizes changes to our financial instruments carried at fair value and classified within Level 3 the fair value hierarchy (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023
Beginning balance	$1,823	$1,711
Change in fair value recognized in net loss	866	55
Settlement of contingency	—	(163)
Foreign exchange translation recognized in other comprehensive loss	(39)	219
Ending balance	$2,650	$1,823

15. Share-Based Compensation
On April 8, 2021, the Board of the Company adopted the Barinthus Biotherapeutics plc Share Award Plan 2021 (“the Plan”) and the Barinthus Biotherapeutics plc Non-Employee Sub-Plan which is a sub-plan of the Plan. Under the terms of the Plan, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights and restricted shares. The aggregate number of shares initially available for issuance under the Plan and the Barinthus Biotherapeutics plc Non-Employee Sub-Plan cannot exceed 3,675,680 ordinary shares (the “Initial Limit”). Beginning calendar year 2022, the total number of ordinary shares available for issuance under the Plan shall be increased on January 1 of each year in an amount equal to the lesser of (i) 4% of the Company’s issued and outstanding ordinary shares (which 4% limit shall be measured as of January 1 of such year) and (ii) such number of ordinary shares as determined by the Compensation Committee of the Board in its discretion (the “Annual Increase”). In accordance with the terms of the Annual Increase, the total number of ordinary shares available for issuance under the Plan increased by 1,544,282 as of January 1, 2024. The awards generally vest based on the grantee’s continued service with the Company during a specified period following grant as determined by the Board and generally expire ten years from the grant date. Option awards generally vest over three years, but vesting conditions can vary at the discretion of the Company’s Board. As of December 31, 2024 and 2023, 1,906,080 and 1,623,840 ordinary shares are available for future grants, respectively.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	Year Ended,
	2024	2023
Expected volatility	108.73%	97.1%
Expected term (years)	6	6
Risk-free interest rate	4.0%	3.7%
Expected dividend yield	—%	—%

Expected volatility: Previously there was insufficient trading history for the Company’s ordinary shares, therefore the expected price volatility for our ordinary shares was estimated using the average historical volatility of industry peers’ shares as of the grant date of our options over a period of history commensurate with the expected life of the options. When selecting industry peers used in measuring implied volatility, the Company considered the similarity of their products and business lines, as well as their stage of development, size and financial leverage. The Company applied this process consistently using the same or similar public companies until 2023. For options granted in 2023 and 2024, the Company determined that there is sufficient historical information on volatility of its share price available and the expected volatility used in the fair value calculation of new option grants is calculated based on a blended volatility of both historical volatility of the Company's share price and the expected volatility of the average historical volatility of industry peers’ shares.
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
Expected dividend yield: The Company does not anticipate paying any dividends in the foreseeable future.
A summary of stock option activity is presented below:

	Number of Stock Options	Weighted- average Exercise Price Per Option	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2024	6,207,664	$6.91	7.95	$6,044
Granted	2,170,352	3.17
Exercised	(171,981)	0.00034
Forfeited/expired	(920,760)	8.54
Outstanding, December 31, 2024	7,285,275	$5.76	7.61	$942
Exercisable, December 31, 2024	3,629,105	$7.93	7.13	$790
The weighted-average grant date per-share fair value of stock options granted during the year ended December 31, 2024 was $2.66 per share (December 31, 2023: $1.99 per share). The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024 was $0.4 million (December 31, 2023: $0.2 million). As of December 31, 2024, there was $3.1 million (2023: $3.0 million) of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.46 years (2023: 1.60 years).

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023
Research and development	$1,680	$2,011
General and administrative	3,029	3,044
Total	$4,709	$5,055
16. Income Taxes
Loss before income before income taxes are as follows (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023
United Kingdom	$(27,510)	$(50,534)
United States	(32,833)	(24,507)
Other foreign	(884)	(1,481)
Loss before income taxes	$(61,227)	$(76,522)

The components of income tax benefit are as follows (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023
Current income tax benefit/(expense):
United States	$(70)	$(28)
Other Foreign	(22)	(45)
Deferred income tax benefit:
United States	136	3,148
Total income tax benefit	$44	$3,075
A reconciliation of the U.K. statutory income tax rate to the Company's effective tax rate as reflected in the consolidated financial statements is as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Statutory tax rate	25.00%	23.52%
Increase (decreases) resulting from:
Permanent differences	(4.82)	1.03
Provision to return adjustments	(4.55)	(4.09)
Research and development credits	(5.75)	(4.94)
Foreign rate differential	1.18	1.23
Change in valuation allowance	(9.99)	(11.84)
Share based compensation	(1.00)	(0.84)
Effective tax rate	0.07%	4.07%

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$26,040	$23,589
Research and development credit carryforwards	47	40
Share based compensation	4,753	4,226
Lease liability	3,156	3,404
Intangible assets	452	745
Capitalized Research and Development expenditure	6,185	4,228
Other	10	1
Gross deferred tax asset	40,643	36,233
Valuation allowance	(30,830)	(25,057)
Net deferred tax assets	9,813	11,176
Deferred tax liabilities:
Depreciation	(1,815)	(1,652)
Right-of-use lease asset	(1,149)	(1,922)
Undistributed earnings of subsidiaries	(1,248)	(1,267)
Intangible assets	(6,039)	(6,909)
Net deferred tax liabilities	(10,251)	(11,750)
Total deferred tax, net	$(438)	$(574)
Specified research and experimentation costs under Section 174 of the Internal Revenue Code are required to be capitalized and amortized ratably over five years for domestic expenditures and over 15 years for foreign expenditures. This provision of Section 174 became effective for tax years beginning after December 31, 2021. As a result of the capitalization of these costs in the current year, the Company has recorded a $6.2 million deferred tax asset (2023: $4.2 million).
As of December 31, 2024, the Company had a valuation allowance of $30.8 million (2023: $25.1 million) against its deferred tax assets, which consisted principally of net operating loss and research and development credit carryforwards. The Company considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a valuation allowance has been provided against its deferred tax assets. When the Company changes its determination as to the amount of its deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023 related primarily to the increase in net operating loss and credit carryforwards, and were as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Valuations allowance at beginning of year	$25,057	$13,707
Changes in valuation allowance arising from in-year additions	—	1,052
Increases recorded to income tax provision	6,123	9,605
Foreign exchange translation	(350)	693
Valuation allowance at end of year	$30,830	$25,057

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, the Company had net operating loss ("NOL") carryforwards totaling approximately $101.7 million which have an unlimited carryforward period, of which $75.6 million originate in the United Kingdom. As of December 31, 2024, the Company had $0.1 million of research and development tax credit carryforwards which also have an unlimited carryforward period.
As of December 31, 2023, the Company had NOL carryforwards totaling approximately $92.7 million which have an unlimited carryforward period, of which $74.2 million originate in the United Kingdom. As of December 31, 2023, the Company had $0.4 million of research and development tax credit carryforwards which also have an unlimited carryforward period.
As of December 31, 2024 and 2023, the Company does not have any material unrecognized tax benefit liabilities. The Company files corporation/income tax returns in the United Kingdom, the United States, Switzerland, Australia and Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United Kingdom, tax years from 2021 remain subject to examination by HMRC. In all other jurisdictions, the tax years since inception remain subject to examination by the applicable taxing authorities as of December 31, 2024 and 2023.
17. Commitments and Contingencies
In-License Agreements
The Company is party to a number of licensing agreements, these agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, HPV, HBV and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made any material payments under these license agreements during the years ended December 31, 2024, and 2023.
Leases
The Company leases certain laboratory and office space under operating leases, which are described below.
The Harwell Science and Innovation Campus, Oxfordshire
On September 3, 2021, the Company entered into a lease agreement for the lease of approximately 31,000 square feet of laboratory and office space in Harwell, Oxfordshire, which expires in September 2031. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date, being the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company has provided the lessor with a refundable security deposit of $0.7 million which is included in Other assets.
Germantown, Maryland
On June 14, 2022, the Company entered into a lease agreement for the lease of approximately 19,700 square feet in Germantown, Maryland. The site houses the Company’s state-of-the-art wet laboratory and office space in the United States of America. The lease expires on February 28, 2034, with the Company having a single right to extend for an additional five years on the same terms and conditions other than for the base rent. The Company had a rent-free period up to February 29, 2024 and is entitled to up to $3.5 million for leasehold improvements to the premises desired by the Company. The Company has provided the lessor with a refundable security deposit of $0.2 million which is included in Other assets.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use assets and lease liabilities are as follows (in thousands):

	December 31, 2024	December 31, 2023
Right-of-use asset	$4,384	$7,581
Lease liability, current	$1,920	$1,785
Lease liability, non-current	$10,087	$11,191

Other information
Operating cash flows from operating leases	$1,789	$639
Weighted average remaining lease term (years)	7.98	8.93
Weighted average discount rate	7.5%	7.5%

Lease Costs
Short-term lease costs	$—	$189
Operating leases	$1,443	$883
Total lease cost	$1,443	$1,072
The Company identified circumstances that could indicate that the carrying amount of the U.K. operating lease right-of-use asset and the property and equipment located in the U.K. may not be recoverable as of December 31, 2024, as it was more likely than not that the Company would cease the operating activities undertaken in the laboratory and office space in Harwell, Oxfordshire in 2025, significantly before the end of the previously estimated useful lives. The Company performed an impairment assessment of the U.K. operating lease right-of-use asset, which is part of the U.K. asset group, using the income approach and recorded an impairment charge within general and administrative expenses of $2.6 million to write down the asset to the estimated recoverable amount. The impairment charge is subject to a number of assumptions and actual results may differ. The Company will continue to refine these assumptions as additional information becomes available. The significant assumptions used in determining the estimated fair value of the U.K. operating lease right-of-use asset are the timing of successful termination of the Company's U.K. lease obligations and the value of any charges associated with terminating the Company's U.K. lease obligations. Significant changes in these inputs could have a material effect on the fair value measurement. See Note 6 Property and Equipment, Net for details of the impairment assessment performed over the property and equipment within the U.K. asset group.
Maturities of the Company’s minimum lease liabilities as of December 31, 2024 were as follows (in thousands):

Maturity of lease liabilities:
2025	$1,920
2026	1,944
2027	1,969
2028	1,994
2029	2,020
Thereafter	5,934
Total minimum lease payments	15,781
Less: imputed interest	(3,774)
Total lease liability	$12,007
Non-lease and other costs paid to the lessors are primarily related to services provided by the lessors in operating the premises that includes fees, operating costs, taxes, and insurance related to the leased premises.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other contingencies
The Company is a party to various contractual disputes, litigation, and potential claims arising in the ordinary course of business. The Company does not believe that the resolution of these matters will have a material adverse effect on its financial position or results of operations.
The Company enters into contracts in the normal course of business with CROs and other third parties for clinical trials and preclinical research studies and testing. These contracts are generally cancellable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancellable obligations of our service providers, up to the date of cancellation.
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
During the year ended December 31, 2024, the Company provided a total of $0.8 million (December 31, 2023: $0.7 million) in contributions under both the U.K. Plan and the 401(k) plans.
19. Related Party Transactions
During the year ended December 31, 2024, the Company incurred expenses of nil (December 31, 2023: $0.4 million) from its shareholder, the University of Oxford, related to clinical study costs.
During the year ended December 31, 2024, the Company incurred expenses of $0.8 million (December 31, 2023: $0.6 million) from OUI which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford, primarily related to patent costs.
During the year ended December 31, 2024, the Company recognized license revenue of $15.0 million (December 31, 2023: $0.8 million) from OUI which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford.
20. Subsequent Events
In accordance with the terms of the Annual Increase of the Barinthus Biotherapeutics plc Share Award Plan 2021, the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2025.
On January 10, 2025, the Company announced that it will prioritize I&I indications, including antigen-specific immune tolerance. As a result, the Company has extended the cash runway to the start of 2027 by reducing forecasted costs, including a reduction in headcount by approximately 65% across both the U.K. and U.S. sites, and streamlining the operating costs of the business. The Company estimates that the pre-tax costs of such reduction in workforce relating to employee severance and other employee-related costs may be in the region of $2.5 million with the majority of such costs being incurred in the first half of 2025. The estimates of the restructuring costs that the Company expects to incur and potential operating expense reductions, and the timing thereof, are subject to a number of assumptions and actual results may differ. As part of the restructuring, two of the executive leadership team members based in the U.K., the Chief Operating Officer, Graham Griffiths, and Chief Financial Officer, Gemma Brown, will leave the Company. The Company will not invest in VTP-300 in chronic hepatitis B beyond the completion of the ongoing Phase 2b HBV003 clinical trial and will seek potential partners able to take advantage of its differentiated ability to achieve sustained HBsAg loss and functional cure in patients with low levels of HBsAg.
On January 16, 2025, the liquidation process of Barinthus Biotherapeutics S.r.l. was completed and the company was cancelled from the Italian Business Register.
In February 2025, the Company granted a total of 1,341,802 share options to employees with a weighted average exercise price of $1.00.