Form 10-Q
period 2025-03-31
Barinthus Biotherapeutics plc.
filed 2025-05-07
CIK 1828185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of May 1, 2025, the registrant had 40,339,395 ordinary shares, nominal value £0.000025 per share, outstanding.

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
i

PART I -  FINANCIAL INFORMATION
Item 1. Financial Statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	As of March 31, 2025	As of December 31, 2024
ASSETS
Cash and cash equivalents	$99,118	$110,662
Restricted cash	1,461	1,738
Research and development incentives receivable	2,997	7,139
Prepaid expenses and other current assets	6,306	6,203
Total current assets	109,882	125,742
Property and equipment, net	6,201	7,373
Intangible assets, net	21,156	21,947
Right of use assets, net	3,855	4,384
Other assets	902	881
Total assets	$141,996	$160,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,357	$2,474
Accrued expenses and other current liabilities	7,198	9,525
Deferred income	1,461	1,738
Operating lease liability - current	1,960	1,920
Total current liabilities	11,976	15,657
Non-current liabilities:
Operating lease liability - non-current	9,959	10,087
Contingent consideration	2,652	2,650
Other non-current liabilities	1,400	1,360
Deferred tax liability, net	416	438
Total liabilities	$26,403	$30,192
Commitments and contingencies (Note 15)
Stockholders’ equity:
Ordinary shares, £0.000025 nominal value; 40,339,395 shares authorized, issued and outstanding (December 31, 2024: authorized, issued and outstanding: 40,234,663)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2024: authorized, issued and outstanding: 63,443)	86	86
Additional paid-in capital	393,944	393,474
Accumulated deficit	(257,312)	(237,664)
Accumulated other comprehensive loss – foreign currency translation adjustments	(21,225)	(25,868)
Total stockholders’ equity attributable to Barinthus Biotherapeutics plc shareholders	115,494	130,029
Noncontrolling interest	99	106
Total stockholders’ equity	$115,593	$130,135
Total liabilities and stockholders’ equity	$141,996	$160,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three months ended
	March 31, 2025	March 31, 2024
Operating expenses
Research and development	$8,290	$11,125
General and administrative	12,639	5,994
Total operating expenses	20,929	17,119
Other operating income	329	205
Loss from operations	(20,600)	(16,914)
Other income/(expense):
Interest income	556	775
Interest expense	(13)	(12)
Research and development incentives	302	594
Other income	75	—
Total other income, net	920	1,357
Loss before income tax	(19,680)	(15,557)
Tax benefit	22	37
Net loss	(19,658)	(15,520)
Net loss attributable to noncontrolling interest	10	31
Net loss attributable to Barinthus Biotherapeutics plc shareholders	(19,648)	(15,489)

Weighted-average ordinary shares outstanding, basic	40,265,216	38,773,482
Weighted-average ordinary shares outstanding, diluted	40,265,216	38,773,482
Net loss per share attributable to ordinary shareholders, basic	$(0.49)	$(0.40)
Net loss per share attributable to ordinary shareholders, diluted	$(0.49)	$(0.40)

Net loss	$(19,658)	$(15,520)
Other comprehensive gain/(loss) – foreign currency translation adjustments	4,646	(1,577)
Comprehensive loss	(15,012)	(17,097)
Comprehensive loss attributable to noncontrolling interest	7	28
Comprehensive loss attributable to Barinthus Biotherapeutics plc shareholders	$(15,005)	$(17,069)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
(UNAUDITED)

	Three months ended March 31, 2025
	Ordinary Shares			Deferred A Shares
	Shares	Amount		Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2025	40,234,663	$1		63,443	$86	$393,474	$(237,664)	$(25,868)	$130,029	$106	$130,135
Share based compensation	—	—		—	—	468	—	—	468	—	468
Issue of ordinary shares, net of issuance costs	104,732	0	1	—	—	2	—	—	2	—	2
Foreign currency translation adjustments	—	—		—	—	—	—	4,643	4,643	3	4,646
Net loss	—	—		—	—	—	(19,648)	—	(19,648)	(10)	(19,658)
Balance, March 31, 2025	40,339,395	$1		63,443	$86	$393,944	$(257,312)	$(21,225)	$115,494	$99	$115,593

	Three months ended March 31, 2024
	Ordinary Shares			Deferred A Shares
	Shares	Amount		Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2024	38,643,540	$1		63,443	$86	$386,602	$(176,590)	$(23,315)	$186,784	$211	$186,995
Share based compensation	—	—		—	—	1,615	—	—	1,615	—	1,615
Issue of ordinary shares, net of issuance costs	309,416	0	1	—	—	503	—	—	503	—	503
Foreign currency translation adjustments	—	—		—	—	—	—	(1,580)	(1,580)	3	(1,577)
Net loss	—	—		—	—	—	(15,489)	—	(15,489)	(31)	(15,520)
Balance, March 31, 2024	38,952,956	$1		63,443	$86	$388,720	$(192,079)	$(24,895)	$171,833	$183	$172,016
1Indicates amount less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three months ended
	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,658)	$(15,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	468	1,615
Depreciation and amortization	2,034	1,430
Non-cash lease expenses	813	359
Unrealized foreign exchange loss/(gain)	1,587	(1,026)
Change in contingent consideration	1	60
Non-cash interest expense	12	12
Deferred tax benefit	(22)	(37)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	48	1,875
Research and development incentives receivable	4,247	(331)
Accounts payable	(1,155)	(524)
Accrued expenses and other current liabilities	(2,522)	(823)
Deferred income	(277)	1,434
Operating lease liabilities	(478)	(346)
Net cash used in operating activities	$(14,902)	$(11,822)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5)	(308)
Net cash used in investing activities	$(5)	$(308)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of ordinary shares, net of issuance costs	—	503
Issue of shares from the exercise of stock options	2	0	[1]
Net cash provided by financing activities	$2	$503
Effect of exchange rates on cash, cash equivalents and restricted cash	3,084	(492)
Net decrease in cash, cash equivalents and restricted cash	(11,821)	(12,119)
Cash, cash equivalents and restricted cash, beginning of the period	112,400	142,090
Cash, cash equivalents and restricted cash, end of the period	$100,579	$129,971
Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$95
1Indicates amounts less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Nature of Business and Basis of Presentation
Barinthus Biotherapeutics plc is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Barinthus Biotherapeutics plc and its direct and indirect subsidiaries, Barinthus Biotherapeutics (UK) Limited, Barinthus Biotherapeutics North America, Vaccitech Oncology Limited (“VOLT”), Barinthus Biotherapeutics Pty Limited, and Barinthus Biotherapeutics Switzerland GmbH, are collectively referred to as the “Company” or “Barinthus Bio.” On January 16, 2025, the liquidation process of Barinthus Biotherapeutics S.R.L. was completed and the company was cancelled from the Italian Business Register.

The Company is a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating auto-immune and inflammatory diseases within the immunology and inflammation (“I&I”) space. The Company is also evaluating two product candidates to treat infectious diseases and cancer that harness its proprietary viral vector platform technologies, consisting of ChAdOx and MVA, which are designed to increase disease-specific CD8+T cells. The Company is headquartered in Harwell, Oxfordshire, United Kingdom.
The Company operates in an environment of rapid technological change and substantial competition from pharmaceutical and biotechnology companies. The Company is subject to risks common to companies in the biopharmaceutical industry that are also in a similar stage of its life cycle including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of any of its products that are approved, and protection of proprietary technology. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant product sales. If the Company does not successfully commercialize any of its products or mitigate any of these other risks, it will be unable to generate revenue or achieve profitability.
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
Certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2024. The condensed consolidated balance sheet as of December 31, 2024, was derived from the audited financial statements but does not contain all of the footnote disclosures from the annual financial statements.
As of March 31, 2025, the Company had cash, cash equivalents and restricted cash of $100.6 million and an accumulated deficit of $257.3 million, and the Company expects to incur losses for the foreseeable future. The Company expects that its cash, cash equivalents and restricted cash will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements. The Company expects to seek additional funding through equity financing, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
Unaudited Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities Exchange Commission (the “Annual Report”) on March 20, 2025. In the Company's opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of its financial position as of March 31, 2025, its results of operations for the three months ended March 31, 2025, and 2024, and its cash flows for the three months ended March 31, 2025, and 2024. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other interim periods.
2.    Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Annual Report, except as discussed below related to newly adopted accounting pronouncements.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.
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
Recently issued accounting pronouncements
From time to time, new accounting pronouncements are issued by Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

The Company has reviewed all recently issued standards and have determined that such standards do not or are not expected to have a material impact on its condensed consolidated financial statements or do not otherwise apply to its current operations.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. We are currently evaluating the impact of adopting this standard to determine its impact on its disclosures.
3.    Segment information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM approves key operating and strategic decisions, including key decisions in clinical development and clinical operating activities, entering into significant contracts and approves the Company's consolidated operating budget. The Company views its operations and manages its business as one operating segment, the research and development of immunotherapies and vaccines. The CODM uses loss before income tax to monitor budget versus actual results and decide how to use the Company's resources. As the Company operates in one operating segment, all required financial segment information can be found in these condensed consolidated financial statements. The following table is a summary of the Company's significant segment expenses:

	Three months ended March 31, 2025	Three months ended March 31, 2024	Change
Direct research and development expenses by program:
VTP-1000 Celiac	$982	$1,374	$(392)
VTP-300 HBV	1,350	1,913	(563)
Other clinical programs[1]	741	1,767	(1,026)
Other pre-clinical programs	419	784	(365)
Total direct research and development expenses	3,492	5,838	(2,346)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[2]	3,944	4,335	(391)
Facility related	335	390	(55)
Other indirect costs	519	562	(43)
Total indirect research and development expenses	4,798	5,287	(489)
Total research and development expenses	$8,290	$11,125	$(2,835)

[1] This includes expenses relating to the infectious disease and oncology programs; VTP-850 Prostate cancer, VTP-200 HPV, VTP-600 NSCLC (the Phase 1/2a trial is sponsored by Cancer Research UK) and VTP-500 MERS (funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (“CEPI”). Expenses relating to these programs were previously presented separately, but are now aggregated for the prior period comparative.

[2]This includes $0.07 million and $0.14 million for the three months ended March 31, 2025 and 2024, respectively, of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program, which is funded by CEPI.

The Company operates in two geographic regions: the U.S. and the U.K. The following table summarizes the Company’s long-lived assets, which include the Company’s intangible assets, property and equipment, net and right-of-use assets by geography:

	March 31, 2025	December 31, 2024
United States	$27,877	$28,907
United Kingdom	3,335	4,797
	$31,212	$33,704

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.     Foreign Currency Translation in General and Administrative Expenses
The aggregate, net foreign exchange gain or loss recognized in general and administrative expenses for the three months ended March 31, 2025 was a loss of $4.4 million (three months ended March 31, 2024: $1.2 million gain).
5.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2025, and 2024 (in thousands, except number of shares):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(19,658)	$(15,520)
Net loss attributable to noncontrolling interest	10	31
Net loss attributable to Barinthus Biotherapeutics plc shareholders	$(19,648)	$(15,489)
Denominator:
Weighted-average ordinary shares outstanding, basic	40,265,216	38,773,482
Weighted-average ordinary shares outstanding, diluted	40,265,216	38,773,482
Net loss per share attributable to ordinary shareholders, basic	$(0.49)	$(0.40)
Net loss per share attributable to ordinary shareholders, diluted	$(0.49)	$(0.40)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive. As of March 31, 2025, 8,133,504 potential ordinary shares issuable for stock options were excluded from the computation of diluted weighted-average shares outstanding because including these shares would have had an anti-dilutive effect (March 31, 2024: 7,645,076).
6.    Property and Equipment, Net
During the three months ended March 31, 2025, the Company’s additions to property and equipment, net were $0.01 million which related to an increase in lab equipment (three months ended March 31, 2024: $0.4 million, primarily related to an increase in leasehold improvements from the Company’s U.S. office in Germantown, Maryland).
Depreciation expense for the three months ended March 31, 2025 was $1.2 million (three months ended March 31, 2024: $0.6 million).
7.    Intangible Assets, Net
The gross amount of amortizable intangible assets, consisting of acquired developed technology, was $31.6 million as of March 31, 2025 and December 31, 2024, respectively, and accumulated amortization was $10.5 million and $9.7 million as of March 31, 2025 and December 31, 2024, respectively. The amortization expense for the three months ended March 31, 2025 was $0.8 million (three months ended March 31, 2024: $0.8 million). The estimated annual amortization expense is $3.2 million for the years 2025 through 2031.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8.    Prepaid Expenses and Other Current Assets (in thousands):

	March 31, 2025	December 31, 2024
Prepayments	$5,011	$5,771
Value Added Tax receivable	531	—
Accrued income	329	88
Other	435	344
Total	$6,306	$6,203
9.    Accrued Expenses and Other Current Liabilities (in thousands):

	March 31, 2025	December 31, 2024
Accrued manufacturing and clinical expenses	$2,556	$3,326
Value Added Tax payable	—	2,416
Accrued bonus	910	1,774
Accrued payroll and employee benefits	719	656
Accrued professional fees	855	737
Accrued other[1]	2,158	616
Total	$7,198	$9,525
1 Included in Accrued other as of March 31, 2025 is a provision of $1.4 million for severance costs for the reduction in workforce following the Company's announcement in January 2025 to prioritize its pipeline.

10. Grant Income

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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In January 2025, the Company announced its strategic focus on developing a pipeline in I&I, and the deprioritization of its programs in infectious disease and oncology. The Company intends to exit the Funding Agreement as part of aligning resources in accordance with the Company's strategy.
During the three months period ended March 31, 2025, nil (March 31, 2024: $1.6 million) proceeds have been received and $0.3 million (March 31, 2024: $0.2 million) income has been recognized in relation to this contract. This is presented as other operating income in the condensed consolidated statements of operations and comprehensive loss.
The Funding Agreement cash payments are restricted as to the use and management of the funds. The remaining unused amounts of the Funding Agreement cash payments of $1.5 million as of March 31, 2025 (December 31, 2024: $1.7 million) are reflected in Restricted cash in the condensed consolidated balance sheets until expenditures contemplated in the Funding Agreement are incurred.

Deferred income
Deferred income relates to payments received from CEPI in advance of the eligible research and development expenses being incurred and are disclosed as deferred income separately in the condensed consolidated balance sheets. Deferred income is released to the condensed consolidated statements of operations and comprehensive loss in the period in which such research and development activities are actually performed in a manner that satisfies the conditions of the Funding Agreement.

Changes in deferred income during the three months ended March 31, 2025 and 2024, are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Beginning balance	$1,738	$—
Cash payments received	—	1,629
Other operating income recognized related to the Funding Agreement	(329)	(205)
Foreign exchange translation	52	10
Ending balance	$1,461	$1,434
11.    Ordinary Shares
All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of March 31, 2025:
Liquidation preference: in the event of the liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to holders of the ordinary shares shall be distributed amongst all holders of the ordinary shares in proportion to the number of shares held irrespective of the amount paid or credited as paid on any share.
Dividends: The Company may, subject to the provisions of the Companies Act 2006 and its Articles, by ordinary resolution from time to time declare dividends to be paid to shareholders not exceeding the amount recommended by the Company’s board of directors. Subject to the provisions of the Companies Act 2006, insofar as, in the board of directors’ opinions, the Company’s profits justify such payments, the board of directors may pay interim dividends on the Company’s ordinary shares.
Voting Rights: Each holder of ordinary shares has the right to receive notice of, and to vote at, the Company’s general meetings. Each holder of ordinary shares who is present (in person or by proxy) at a general meeting on a show of hands has one vote and, on a poll, every such holder who is present (in person or by proxy) has one vote in respect of each share of which they are the holder.
Preemption rights: Pursuant to section 561 of the Companies Act 2006, shareholders are granted preemptive rights when new shares are issued for cash. However, it is possible under the Articles, for shareholders at a general meeting representing at least 75% of the Company's ordinary shares present (in person or by proxy) and eligible to vote at that general meeting, to disapply these preemptive rights by passing a special resolution. Such a disapplication of preemption

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
rights may be for a maximum period of up to five years from the date on which the shareholder resolution was passed. In either case, this disapplication would need to be renewed by the Company's shareholders upon its expiration (i.e., at least every five years) to remain effective.
On April 21, 2021, the Company's shareholders approved the disapplication of preemptive rights for a period of five years from the date of approval by way of a special resolution of shareholders. This included the disapplication of preemption rights in relation to the allotment of the Company's ordinary shares in connection with the IPO. This disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
On November 6, 2023, the Company held a general meeting where its shareholders approved resolutions granting the board of directors or any duly authorized committee of the board of directors the authority to allot shares in the Company or grant rights to subscribe for or to convert any security into shares in the Company free from pre-emption rights. Pursuant to such approval, the board of directors was authorized to allot shares up to an aggregate nominal amount of £1,928 free from statutory pre-emption rights. The granting of this authority and the corresponding disapplication of preemptive rights was in addition to all subsisting authorities. This disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
12.  Deferred Shares
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
13.  Fair Value
The Company’s financial instruments consist of cash, cash equivalents and restricted cash, accounts payable, certain accrued expenses, and contingent consideration. The carrying amounts of cash, cash equivalents and restricted cash, accounts payable and accrued expenses approximated their respective fair value due to the short-term nature and maturity of these instruments.
As of March 31, 2025, the Company had a contingent consideration liability of $2.7 million related to the acquisition of Avidea Technologies, Inc. (“Avidea”). Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a combination of cash and ADSs, upon the achievement of certain milestones. To date, the Company has made settlement payments of $0.5 million. The fair value of the contingent consideration is a Level 3 valuation and determined using the cost approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the probability of success of achievement of the milestones and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs. Significant increases (decreases) in the probability of success of achievement of the milestones would have resulted in a significantly higher (lower) fair value measurement. Significant extension (reduction) in the expected date of the milestone achievement would have resulted in a significantly lower (higher) fair value measurement.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes changes to the Company's financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended March 31,
	2025	2024
Beginning balance	$2,650	$1,823
Change in fair value recognized in net loss	(79)	60
Foreign exchange translation recognized in other comprehensive loss	81	(16)
Ending balance	$2,652	$1,867
14.  Share-Based Compensation
During the three month period ended March 31, 2025, in accordance with the terms of the Annual Increase of the Barinthus Biotherapeutics plc Award Plan 2021 (the “Plan”), the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2025.
For the three months ended March 31, 2025, the Company granted 1,349,768 options to employees and directors with a weighted average grant date fair value of $0.85 per share and a weighted average exercise price of $1.00 per share (March 31, 2024: granted 1,627,958 options, weighted average grant date fair value of $2.90 per share and a weighted average exercise price of $3.67 per share). For the three months ended March 31, 2025, 396,807 options (March 31, 2024: 70,946) were forfeited.
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three months ended March 31,
	2025	2024
Expected volatility	114.1%	108.8%
Expected term (years)	6.0	6.0
Risk-free interest rate	4.4%	4.0%
Expected dividend yield	—%	—%
As of March 31, 2025, 8,133,504 options with a weighted average exercise price of $5.17 per share were outstanding (March 31, 2024: 7,645,076 options with a weighted average exercise price of $6.20 per share were outstanding). As of March 31, 2025, there was $2.9 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.1 years.
Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$68	$712
General and administrative	400	903
Total	$468	$1,615

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15.  Commitments and Contingencies
In-License Agreements
The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, human papillomavirus infection, (“HPV”), hepatitis B virus (“HBV”) and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3 to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the three month periods ended March 31, 2025 and 2024.
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

It is more likely than not that the Company will cease the operating activities undertaken in the laboratory and office space in Harwell, Oxfordshire in 2025. In 2024, an impairment charge to write down the U.K. operating lease right-of-use asset to the estimated recoverable amount has been recorded and the estimated useful life of the asset reduced.
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
The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	March 31, 2025	December 31, 2024
Right-of-use asset	$3,855	$4,384
Lease liability, current	$1,960	$1,920
Lease liability, non-current	$9,959	$10,087

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31,
	2025	2024
Other information
Operating cash flows from operating leases	$478	$346
Weighted average remaining lease term (years)	7.72	8.71
Weighted average discount rate	7.5%	7.5%

	Three months ended March 31,
	2025	2024
Lease Cost
Operating leases	$813	$359
Total lease cost	$813	$359
Future annual minimum lease payments under operating leases as of March 31, 2025, were as follows (in thousands):

Remainder of 2025	$1,469
2026	1,979
2027	2,003
2028	2,029
2029	2,055
Thereafter	5,992
Total minimum lease payments	$15,527
Less: imputed interest	(3,608)
Total lease liability	$11,919

Other contingencies
As of the date of this Quarterly Report on Form 10-Q, the Company does not believe it is party to any claim or litigation the outcome of which, if determined adversely to it, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company's business. However, from time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
16.  Related Party Transactions
During the three months ended March 31, 2025, the Company incurred expenses, related to clinical study costs, of $0.2 million (three months ended March 31, 2024: $0.2 million) from Oxford University Innovation Limited, which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford. As of March 31, 2025, the Company owed $0.2 million (December 31, 2024: nil) to the Oxford University Innovation Limited.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this unaudited Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 20, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K and in other filings with the SEC.
Overview
We are a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating auto-immune and inflammatory diseases within the immunology and inflammation (“I&I”) space. Helping patients and their families is the guiding principle at the heart of Barinthus Bio. We aim to achieve this by developing truly transformational and highly disease-specific immunotherapies.

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

We are also evaluating two product candidates to treat infectious diseases and cancer that harness our proprietary viral vector platform technologies, consisting of ChAdOx and MVA; these technologies are designed to increase disease-specific CD8+ T cells. These include: VTP-300, a Phase 2 immunotherapeutic treatment modality that is a component of a treatment regimen to establish functional cure in patients who are chronically infected by the hepatitis B virus, and VTP-850, a second-generation immunotherapeutic candidate for the prevention of recurrence of prostate cancer. VTP-850 is being tested in patients in a Phase 1 clinical trial in prostate cancer after surgical resection. We intend to progress the development of these product candidates by completing the ongoing clinical trials and are seeking a partner or collaborator for continuing development.

Alongside these proprietary programs, we have partnerships in place to advance additional prophylactic and therapeutic product candidates utilizing our viral vector platforms, including VTP-500 for Middle East Respiratory Syndrome, or MERS, VTP-400 for Herpes Zoster infections, and VTP-600 with potential for multiple cancer indications, including Non-Small Cell Lung Cancer (“NSCLC”), and Squamous Esophageal Cancer. We also co-invented a COVID-19 vaccine with the University of Oxford, which was exclusively licensed worldwide to AstraZeneca U.K. Limited (“AstraZeneca”).

We believe our core capabilities at the intersection of T cell immunology and immunotherapeutic technology platforms combined with our track record of successfully executing development path activities uniquely position us to navigate towards delivering promising new treatments for patients with auto-immune and inflammatory diseases and building value for shareholders.
We have incurred net losses in each annual and interim reporting period since 2023. For the three months ended March 31, 2025, we incurred a net loss of $19.7 million. As of March 31, 2025, we had an accumulated deficit of $257.3 million, and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts, as and when appropriate.

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
•acceptance of investigational new drug applications (“INDs”) for our planned clinical trials or future clinical trials;
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

Recent Developments
VTP-300: Hepatitis B
On May 7, 2025, we announced primary endpoint data from two ongoing clinical trials in people with chronic hepatitis B (“CHB”), at the European Association for the Study of the Liver (“EASL”) Congress 2025. The presentations included preliminary results from the Phase 2b clinical trial (HBV003), as well as results from the Phase 2a clinical trial (IM-PROVE II, AB-729-202) in partnership with Arbutus Biopharma, both in people with CHB receiving ongoing standard of care nucleos(t)ide analogue (“NUC”) therapy.
HBV003 data: VTP-300 and Low-dose Nivolumab

The HBV003 study is evaluating the safety, immunogenicity and disease modifying activity of three different dosing regimens of VTP-300 in combination with low-dose nivolumab (“LDN”), an anti-PD-1 monoclonal antibody. The preliminary analysis showed that in CHB participants with hepatitis B surface antigen (“HBsAg”) levels of <200 IU/mL, meaningful reductions in HBsAg (>1 log decline) occurred soon after dosing on Day 29 in all treatment groups and were maintained to Day 169. In the two best treatment arms HBsAg declines of ≥1 log at Day 169 were observed in 33% (15/45) of participants with HBsAg ≤200 IU/mL at baseline, and 22% (10/45) of participants achieved HBsAg loss at any timepoint. 71% of participants (48 of 68) met the criteria for discontinuation of NUC therapy. NUC discontinuation was optional; two participants achieved functional cure and one seroconverted to HBsAg positivity. Treatment with VTP-300 in combination with LDN was generally well-tolerated, with no related serious adverse events reported.

The primary analysis confirms observations from previous interim data, which indicated that stronger responses occurred in participants treated with the combination of VTP-300 and LDN (Groups 1 and 2).
IM-PROVE II data: imdusiran and VTP-300

Our collaboration partners, Arbutus Biopharma (ABUS), presented data from the IM-PROVE II phase 2a clinical trial, including end of study data from Groups A and B and data though week 84 for Group C, showing that 25% (2/8) of participants with starting baseline HBsAg levels less than 1000 IU/mL that received the combination of imdusiran (“IDR”), VTP-300 and LDN reached functional cure, 3 of 13 participants (23%) receiving IDR+VTP-300+LDN had undetectable HBsAg levels at week 48, and all (3/3) of participants with HBsAg loss seroconverted. Treatment with IDR and VTP-300 was generally well-tolerated, with no serious adverse events or treatment discontinuations reported.
Impact of Israel and Gaza Conflict and Ukraine Crisis and Iran Conflict
In respect of the international conflict in Israel and Gaza, situation in Ukraine and Iran conflict, we have no operations or suppliers based in Israel or Gaza, or in Ukraine, Belarus, Russia or Iran, and as a result, as of the date of this Quarterly Report on Form 10-Q, we believe the impact on our business, operations and financial condition will be minimal.
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
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a next-generation adenoviral vector, acquiring new technology platforms including SNAP-TI, conducting preclinical studies, developing various manufacturing processes, advancing our clinical programs. Research and development activities account for a large portion of our operating expenses, and product candidates in later stages of development generally have higher development costs than those in earlier stages, due to larger and more complex clinical trials, manufacturing scale-up and an increase in research and development headcount to oversee these activities. We are currently seeking partners to fund or collaborate on certain of our programs, including VTP-300 and VTP-850, which we do not intend to develop beyond the completion of the ongoing trials, as applicable. We expect research and development expenses to increase in the future as we progress our program through the next stage of development. Research and development costs are expensed as incurred. These costs include:
•salaries, benefits, and other related costs, including share-based compensation, for personnel engaged in research and development functions;
•expenses incurred in connection with the development of our programs including preclinical studies and clinical trials of our product candidates, under agreements with third parties, such as consultants, contractors, academic institutions and contract research organizations (“CROs”);
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
Our general and administrative expenses would continue to increase in the future if we expand our operating activities and if we seek to manufacture and/or commercialize any of our current and future product candidates. These costs will increase if our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market (“Nasdaq”) and the Securities and Exchange Commission, directors’ and officers’ liability insurance premiums and investor relations activities.

Other Operating Income
Other operating income includes the CEPI Funding Agreement pursuant to which CEPI will provide funding to us to advance the development of VTP-500, our vaccine candidate against MERS. When there is reasonable assurance that we will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, grant income is recognized as other operating income on a gross basis in the condensed consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which we recognize expenses for the related costs for which the grants are intended to compensate. Payments received in advance of incurring reimbursable expenses are recorded as deferred income. Any remaining unused amounts of the cash payments received on the balance sheets will be disclosed as restricted cash in the notes of the condensed consolidated financial statements.
Other Income/(Expense)
Interest Income
Interest income results primarily from the interest earned on our short-term cash deposits and cash balances held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
Research and development incentives contain payments receivable from the United Kingdom government related to corporation tax relief for qualifying expenditure on research and development projects in the United Kingdom. We account for such relief received as other income. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced contract research organization costs, externally provided workers and utilities costs incurred as part of research projects. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.
For 2025 we benefit from the applicable United Kingdom research and development tax credit regime, which is the merged scheme Research & Development expenditure credit (“RDEC”) and enhanced R&D intensive support (“ERIS”) that replaces the old RDEC and small and medium-sized enterprise (“SME”) schemes for accounting periods beginning on or after April 1, 2024. For expenditure under the merged scheme, the rate of Research and Development expenditure credit is 20%, which is the same as the rate under the old RDEC scheme for expenditure incurred on or after April 1, 2023. For loss-makers and small profit-makers, a lower rate of notional tax restriction (currently 19%) applies at payment. The amount of the Pay As You Earn (“PAYE”) cap for claims under both the merged scheme and ERIS is £20,000 plus 300% of the company’s relevant PAYE and National Insurance contributions liabilities. The PAYE cap (where applicable) will limit the amount of payable credit that can be received in the accounting period under consideration. Any excess over the cap will be carried forward and treated as an amount of Research and Development expenditure credit to which the company will be entitled for the next accounting period. Based on prior claims and the split of qualifying spend it is expected that the PAYE cap is unlikely to affect the net benefit. Furthermore, legislation included in Finance Act 2024 restricts the extent to which payments to contractors for R&D, and externally provided workers can qualify for R&D relief where R&D activity takes place outside the U.K. This may restrict the ability to include cost incurred on externally provided workers (“EPWs”) based in the U.S.
For 2024, we benefited from the applicable United Kingdom research and development tax credit regime, being the Small and Medium-sized Enterprises R&D tax relief program (“SME Program”), and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program (“RDEC Program”). Under the SME Program, we were able to surrender some of our trading losses that arise from qualifying research and development activities for a cash rebate of up to 18.6% of such qualifying research and development expenditure, as the SME additional deduction is 86% and the SME credit rate is 10%, unless the SME qualifies as an R&D intensive business; that is R&D expenditure constitutes at least 30% of total expenditure. From the analysis performed, we have not and do not expect to claim under the loss-making R&D Intensive Scheme for SMEs primarily due to the proportion of total relevant expenditure occurring outside the United Kingdom.
In future years, we may not be able to continue to claim research and development tax credits under the United Kingdom research and development tax credit regime if we no longer qualify based on the eligibility criteria. Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. There was no tax loss restriction applied to the R&D tax credits in the U.K. for the three months ended March 31, 2025 and 2024.

Critical Accounting Policies and Use of Estimates
This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue, income and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to fair value of contingent consideration and impairment of intangible assets. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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
In January 2025, we announced plans to prioritize our pipeline to focus on the development of VTP-1000 in celiac disease, and focus the future pipeline on I&I indications. In addition, we continued to experience a sustained decline in the price of our American Depositary Shares (“ADSs”), whereby the market capitalization continues to be below the value of our net assets. Given this change in our focus and sustained decline in share price, management identified circumstances that could indicate the carrying amount of our intangible assets may not be recoverable. Therefore, we performed both a qualitative and quantitative assessment in January 2025 and determined the carrying amount of our intangible assets are recoverable.
As of March 31, 2025, we did not identify any additional circumstances that may indicate the carrying amount of our long-lived assets, including intangible assets, are not recoverable and hence no impairment has been recorded.
Contingent Consideration
We recognize a contingent consideration liability related to the acquisition of Avidea Technologies, Inc. (“Avidea”). The liability is remeasured to fair value at each reporting date until the contingency is resolved. The fair value of the contingent consideration is a Level 3 valuation determined using significant unobservable inputs being the probability of success of achievement of the milestones and the expected date of the milestone achievement. Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a combination of cash and ADSs, upon the achievement of certain milestones. This contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date, and subsequently remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. The fair value of contingent consideration is based on the probability of pursuit of the activity associated with the milestone, the probability of success of the achievement of the milestone, the expected date of milestone achievement and applying the relevant discount rate.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table sets forth the significant components of our results of operations (in thousands):

	Three months ended March 31, 2025	Three months ended March 31, 2024	Change
Operating expenses:
Research and development	8,290	11,125	(2,835)
General and administrative	12,639	5,994	6,645
Total operating expenses	20,929	17,119	3,810
Other operating income	329	205	124
Loss from operations	(20,600)	(16,914)	(3,686)
Other income/(expense)
Interest income	556	775	(219)
Interest expense	(13)	(12)	(1)
Research and development incentives	302	594	(292)
Other income	75	—	75
Total other income	920	1,357	(437)
Loss before income tax	(19,680)	(15,557)	(4,123)
Tax benefit	22	37	(15)
Net loss	$(19,658)	$(15,520)	$(4,138)
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31, 2025	Three months ended March 31, 2024	Change
Direct research and development expenses by program:
VTP-1000 Celiac	$982	$1,374	$(392)
VTP-300 HBV	1,350	1,913	(563)
Other clinical programs[1]	741	1,767	(1,026)
Other pre-clinical programs	419	784	(365)
Total direct research and development expenses	3,492	5,838	(2,346)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[2]	3,944	4,335	(391)
Facility related	335	390	(55)
Other indirect costs	519	562	(43)
Total indirect research and development expenses	4,798	5,287	(489)
Total research and development expenses	$8,290	$11,125	$(2,835)

[1] This includes expenses relating to the infectious disease and oncology programs; VTP-850 Prostate cancer, VTP-200 HPV, VTP-600 NSCLC (the Phase 1/2a trial is sponsored by Cancer Research UK) and VTP-500 MERS (funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (“CEPI”). Expenses relating to these programs were previously presented separately, but are now aggregated for the prior period comparative.

[2] This includes $0.07 million and $0.14 million for the three months ended March 31, 2025 and 2024, respectively, of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program, which is funded by CEPI.

Our research and development expenses for the three months ended March 31, 2025 and 2024 were $8.3 million and $11.1 million, respectively.
Direct expenses for the three months ended March 31, 2025 and 2024 were $3.5 million and $5.8 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $2.3 million decrease, $2.0 million pertains to a net decrease in spend across the infectious disease and oncology programs following the strategic decision to prioritize pipeline assets within the immunology and inflammation space, and $0.4 million pertains to a decrease in spend on VTP-1000 as the program has progressed into the clinic in the ongoing Phase 1 AVALON clinical trial, having completed the IND enabling studies and manufacturing of drug product during 2024.
Indirect research and development expenses for the three months ended March 31, 2025 and 2024 were $4.8 million and $5.3 million, respectively. The decrease of $0.5 million primarily relates to the reduction in headcount in the research and manufacturing teams, following the Company’s announcements in June 2024 and January 2025 to prioritize its pipeline and as a result, reduce the size of the workforce.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2025 and 2024 were $12.6 million and $6.0 million, respectively. The increase of $6.6 million relates primarily to a loss of $4.4 million on foreign exchange for the three months ended March 31, 2025, compared to a gain of $1.2 million for the three months ended March 31, 2024, a $0.7 million increase in depreciation charges due to the decreased estimated useful lives of the U.K. right of use asset, leasehold improvements and laboratory equipment and a $0.3 million increase in personnel-related expenses mainly relating to severance costs.
Other Operating Income
For the three months ended March 31, 2025 and 2024, other operating income was $0.3 million and $0.2 million, respectively, resulting from the funding provided by CEPI under the Funding Agreement, dated December 20, 2023, entered into by and among us, the Chancellors, Masters and Scholars of the University of Oxford and the CEPI for the development of VTP-500 through Phase 2 clinical trials for the prevention of MERS.
Interest Income
For the three months ended March 31, 2025 and 2024, interest income was $0.6 million and $0.8 million, respectively, resulting from the reduction in interest rates earned on our short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the three months ended March 31, 2025 and 2024, research and development incentives were $0.3 million and $0.6 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. The decrease of $0.3 million is due to a reduction in expenses incurred that are eligible for the research and development tax credit regime, following strategic prioritization of our U.S. based immune tolerance research and development programs announced in January 2025.
Tax Benefit
For the three months ended March 31, 2025 and 2024, the tax benefit was $0.02 million and $0.04 million respectively, which primarily relates to movements in deferred tax.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront, royalty and milestone payments from Oxford University Innovation (“OUI”) in connection with the OUI License Agreement Amendment for Vaxzevria. Through March 31, 2025, we have received gross proceeds of approximately $330.1 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of March 31, 2025, we had cash, cash equivalents and restricted cash of $100.6 million. Key financing and corporate milestones include the following:
•Between July 2020 and November 2020, we raised gross proceeds of $41.2 million from the issuance of convertible loan notes;
•In March 2021, we raised gross proceeds of $125.2 million from the issuance of our Series B shares;
•In May 2021, we raised gross proceeds of $110.5 million from the initial public offering of our ordinary shares on Nasdaq;
•Between April 2022 and November 2024, we received $59.5 million of cash from OUI for the commercial sales of Vaxzevria;
•Between December 2022 and December 2024, we raised net proceeds of $5.1 million from the issuance of 2,558,586 shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC.
On August 9, 2022, we filed a Registration Statement on Form S-3, as amended (the “Shelf”), with the Securities and Exchange Commission in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022. We also simultaneously entered into a sales agreement with Jefferies LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. As of March 31, 2025, we have sold 2,558,586 ordinary shares represented by ADSs under the sales agreement, amounting to net proceeds of $5.1 million.
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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Net cash used in operating activities	$(14,902)	$(11,822)
Net cash used in investing activities	(5)	(308)
Net cash provided by financing activities	2	503
Effect of exchange rates on cash, cash equivalents and restricted cash	3,084	(492)
Net decrease in cash, cash equivalents and restricted cash	$(11,821)	$(12,119)

Cash Used in Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $14.9 million, primarily resulting from our net loss of $19.7 million adjusted by depreciation and amortization of $2.0 million, unrealized foreign exchange loss of $1.6 million, non-cash lease expenses of $0.8 million, share based compensation of $0.5 million and changes in our operating assets and liabilities, net, of $0.1 million. The changes in our operating assets and liabilities, net, of $0.1 million primarily related to a $3.7 million decrease in accounts payable and accrued expenses, a $0.3 million decrease in deferred revenue, and a $0.5 million decrease in operating lease liabilities, offset by a $4.2 million decrease in research and development incentive receivables, following receipt of the 2023 research and development tax credit claim.

During the three months ended March 31, 2024, net cash used in operating activities was $11.8 million, primarily resulting from our net loss of $15.5 million adjusted by share based compensation of $1.6 million, depreciation and amortization of $1.4 million, non-cash lease expense of $0.4 million, foreign exchange gain of $1.0 million and changes in our operating assets and liabilities, net of $1.3 million primarily related to a $1.9 million decrease in prepaid expenses and other current assets, $1.4 million increase in deferred revenue, $1.3 million decrease in accounts payable and accrued expenses and $0.3 million decrease in operation lease liabilities.
Net Cash Used in Investing Activities
During the three months ended March 31, 2025 and 2024, cash used in investing activities was $0.005 million and $0.3 million, respectively. These amounts resulted primarily from capital expenditures related to lab equipment and leasehold improvements in our United Kingdom facility.
Net Cash Provided by Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities was $0.002 million. These amounts primarily related to net proceeds received from the issuance of ordinary shares through stock exercises. During the three months ended March 31, 2024, cash provided by financing activities was $0.5 million. These amounts primarily related to net proceeds received from the issuance of ordinary shares through the “at-the-market” sales agreement.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the three months ended March 31, 2025 and 2024, the effect of foreign exchange on cash, cash equivalents and restricted cash was a gain of $3.1 million and a loss of $0.5 million respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.
Future Funding Requirements
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, except for 2022 when we were profitable. We have negative operating cash flows for the period ended March 31, 2025 and as of March 31, 2025, we had an accumulated deficit of $257.3 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:
•pursue the clinical and preclinical development of our current product candidates;
•use our technologies to advance additional product candidates into preclinical and clinical development;
•seek marketing authorizations for product candidates that successfully complete clinical trials, if any;
•attract, hire and retain additional clinical, regulatory, quality control and other personnel;
•conduct preclinical studies and clinical trials for our current and future product candidates based on our proprietary biologic and synthetic platforms, including the Chimpanzee Adenovirus Oxford (“ChAdOx”) and Modified vaccinia Ankara (“MVA”), vectors, SNAP-TI, SNAP-CI and our other technologies;
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

Since our foundation, we have invested a significant portion of our efforts and financial resources in research and development activities for our viral vector platform (ChAdOx and MVA), acquisition of additional complementary platforms such as SNAP-TI, in-house development of new technologies, and our product candidates derived from these technologies. Preclinical studies and especially clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may elect to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate functions. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and potentially in-house manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise as outlined above. Because the outcome of any preclinical study or clinical trial is uncertain and the rate of change of third-party costs is also unpredictable, we cannot reasonably estimate now the actual amounts which will be necessary to complete the development and commercialization of our current or future product candidates successfully.
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
•our ability to establish, maintain or terminate collaborations, strategic licensing or other arrangements, and the financial terms of such agreements;
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
We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of March 31, 2025.
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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Foreign Currency and Currency Translation
We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Barinthus Biotherapeutics plc and its consolidated subsidiaries, Barinthus Biotherapeutics (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Pty Limited, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Switzerland GmbH, is the Swiss franc. Our cash, cash equivalents and restricted cash as of March 31, 2025 consisted primarily of cash balances held by Barinthus Biotherapeutics (UK) Limited in United States dollars.
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
We incur significant operating costs in the U.K. and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our U.K. operations that are settled in pound sterling. For the three months ended March 31, 2025, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in a material change to our current and projected expenses denominated in pound sterling.
Interest Rate Sensitivity
We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash, cash equivalents and restricted cash of $100.6 million as of March 31, 2025, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025.
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

Based on our evaluation, our principal executive officer and principal financial officer has concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A.    Risk Factors.
Other than the risks included below that have been amended and restated, there have been no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K as filed with the SEC on March 20, 2025.
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
Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.
Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.
Over the last several years the U.S. government has shut down several times and certain regulatory authorities, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if staffing changes prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.
In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the

U.S. regulatory environment, inflation and other areas. For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
•the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application (“IND”), New Drug Application (“NDA”), and Biologics License Application (“BLA”) filings for our current and future product candidates, and final U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”), or other foreign regulatory authority approvals relating to our current and future product candidates;
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
•the impact of global economic and political developments on our business, including inflationary pressures, volatile interest rates, variable tariff policies or intensified disruptions in the global financial markets, the change in the U.S. presidential administration, the conflict in Ukraine, the conflict in Israel and Gaza, disruptions in the banking industry, economic sanctions and economic slowdowns or recessions that may result from such developments; and
•our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (“JOBS Act”).
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2025 that were not registered under the Securities Act.
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

Purchase of Equity Securities
None.

Item 3.      Defaults Upon Senior Securities.
Not Applicable.
Item 4.      Mine Safety Disclosures.
Not Applicable.
Item 5.      Other Information.
Rule 10b5-1 Trading Plans
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2025.
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

BARINTHUS BIOTHERAPEUTICS PLC

Date: May 7, 2025	By:	/s/ William Enright
William Enright Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)