Form 10-Q
period 2025-06-30
Barinthus Biotherapeutics plc.
filed 2025-08-07
CIK 1828185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
Commission File Number: 001-40367

BARINTHUS BIOTHERAPEUTICS PLC
(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20400 Century Blvd, Suite 210, Germantown, MD	20874
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 443 917-0966
Unit 6-10, Zeus Building Rutherford Avenue
Harwell, Didcot, OX11 0DF, United Kingdom
(Former name or former address, if changed since last report)

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of July 31, 2025, the registrant had 40,718,229 ordinary shares, nominal value £0.000025 per share, outstanding.

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
i

PART I -  FINANCIAL INFORMATION
Item 1. Financial Statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	As of June 30, 2025	As of December 31, 2024
ASSETS
Cash and cash equivalents	$86,259	$110,662
Restricted cash	1,525	1,738
Research and development incentives receivable	4,536	7,139
Prepaid expenses and other current assets	7,681	6,203
Assets held for sale	413	—
Total current assets	100,414	125,742
Property and equipment, net	4,514	7,373
Intangible assets, net	20,366	21,947
Right of use assets, net	3,323	4,384
Other assets	944	881
Total assets	$129,561	$160,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,800	$2,474
Accrued expenses and other current liabilities	7,364	9,525
Deferred income	1,525	1,738
Operating lease liability - current	2,036	1,920
Total current liabilities	12,725	15,657
Non-current liabilities:
Operating lease liability - non-current	9,952	10,087
Contingent consideration	2,544	2,650
Other non-current liabilities	1,468	1,360
Deferred tax liability, net	391	438
Total liabilities	$27,080	$30,192
Commitments and contingencies (Note 15)
Stockholders’ equity:
Ordinary shares, £0.000025 nominal value; 40,348,665 shares authorized, issued and outstanding (December 31, 2024: authorized, issued and outstanding: 40,234,663)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2024: authorized, issued and outstanding: 63,443)	86	86
Additional paid-in capital	393,663	393,474
Accumulated deficit	(278,436)	(237,664)
Accumulated other comprehensive loss – foreign currency translation adjustments	(12,937)	(25,868)
Total stockholders’ equity attributable to Barinthus Biotherapeutics plc shareholders	102,377	130,029
Noncontrolling interest	104	106
Total stockholders’ equity	$102,481	$130,135
Total liabilities and stockholders’ equity	$129,561	$160,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating expenses
Research and development	$7,953	$11,662	$16,243	$22,787
General and administrative	15,384	7,201	28,023	13,195
Total operating expenses	23,337	18,863	44,266	35,982
Other operating income	13	577	342	782
Loss from operations	(23,324)	(18,286)	(43,924)	(35,200)
Other income/(expense):
Interest income	523	635	1,079	1,410
Interest expense	(12)	(12)	(25)	(24)
Research and development incentives	1,342	693	1,644	1,287
Other income	320	20	395	20
Total other income, net	2,173	1,336	3,093	2,693
Loss before income tax	(21,151)	(16,950)	(40,831)	(32,507)
Tax benefit	25	7	47	44
Net loss	(21,126)	(16,943)	(40,784)	(32,463)
Net loss attributable to noncontrolling interest	2	12	12	43
Net loss attributable to Barinthus Biotherapeutics plc shareholders	(21,124)	(16,931)	(40,772)	(32,420)

Weighted-average ordinary shares outstanding, basic	40,343,521	39,041,111	40,304,584	38,907,296
Weighted-average ordinary shares outstanding, diluted	40,343,521	39,041,111	40,304,584	38,907,296
Net loss per share attributable to ordinary shareholders, basic	$(0.52)	$(0.43)	$(1.01)	$(0.83)
Net loss per share attributable to ordinary shareholders, diluted	$(0.52)	$(0.43)	$(1.01)	$(0.83)

Net loss	$(21,126)	$(16,943)	$(40,784)	$(32,463)
Other comprehensive gain/(loss) – foreign currency translation adjustments	8,295	164	12,941	(1,413)
Comprehensive loss	(12,831)	(16,779)	(27,843)	(33,876)
Comprehensive loss/(gain) attributable to noncontrolling interest	(5)	11	2	39
Comprehensive loss attributable to Barinthus Biotherapeutics plc shareholders	$(12,836)	$(16,768)	$(27,841)	$(33,837)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
(UNAUDITED)

	Three and Six months ended June 30, 2025
	Ordinary Shares			Deferred A Shares
	Shares	Amount		Shares	Amount	Additional Paid-in-Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders		Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2025	40,234,663	$1		63,443	$86	$393,474		$(237,664)	$(25,868)	$130,029		$106	$130,135
Share based compensation	—	—		—	—	468		—	—	468		—	468
Issue of ordinary shares, net of issuance costs	104,732	0	1	—	—	2		—	—	2		—	2
Foreign currency translation adjustments	—	—		—	—	—		—	4,643	4,643		3	4,646
Net loss	—	—		—	—	—		(19,648)	—	(19,648)		(10)	(19,658)
Balance, March 31, 2025	40,339,395	$1		63,443	$86	$393,944		$(257,312)	$(21,225)	$115,494		$99	$115,593
Share based compensation	—	—		—	—	(281)		—	—	(281)		—	(281)
Issue of ordinary shares, net of issuance costs	9,270	0	1	—	—	0	1	—	—	0	1	—	0	1
Foreign currency translation adjustments	—	—		—	—	—		—	8,288	8,288		7	8,295
Net loss	—	—		—	—	—		(21,124)	—	(21,124)		(2)	(21,126)
Balance, June 30, 2025	40,348,665	$1		63,443	$86	$393,663		$(278,436)	$(12,937)	$102,377		$104	$102,481

	Three and Six months ended June 30, 2024
	Ordinary Shares			Deferred A Shares
	Shares	Amount		Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2024	38,643,540	$1		63,443	$86	$386,602	$(176,590)	$(23,315)	$186,784	$211	$186,995
Share based compensation	—	—		—	—	1,615	—	—	1,615	—	1,615
Issue of ordinary shares, net of issuance costs	309,416	0	1	—	—	503	—	—	503	—	503
Foreign currency translation adjustments	—	—		—	—	—	—	(1,580)	(1,580)	3	(1,577)
Net loss	—	—		—	—	—	(15,489)	—	(15,489)	(31)	(15,520)
Balance, March 31, 2024	38,952,956	$1		63,443	$86	$388,720	$(192,079)	$(24,895)	$171,833	$183	$172,016
Share based compensation	—	—		—	—	1,195	—	—	1,195	—	1,195
Issue of ordinary shares, net of issuance costs	231,382	0	1	—	—	358	—	—	358	—	358
Foreign currency translation adjustments	—	—		—	—	—	—	163	163	1	164
Net loss	—	—		—	—	—	(16,931)	—	(16,931)	(12)	(16,943)
Balance, June 30, 2024	39,184,338	$1		63,443	$86	$390,273	$(209,010)	$(24,732)	$156,618	$172	$156,790
1Indicates amount less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six months ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,784)	$(32,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	187	2,810
Depreciation and amortization	4,035	2,897
Non-cash lease expenses	1,659	717
Unrealized foreign exchange loss/(gain)	4,869	(583)
Change in contingent consideration	(339)	78
Non-cash interest expense	25	19
Deferred tax benefit	(47)	(44)
Profit on sale of property and equipment	(281)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(531)	262
Research and development incentives receivable	3,091	352
Accounts payable	(813)	967
Accrued expenses and other current liabilities	(2,767)	1,140
Deferred income	(342)	839
Operating lease liabilities	(973)	(819)
Net cash used in operating activities	$(33,011)	$(23,828)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(37)	(500)
Net cash used in investing activities	$(37)	$(500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of ordinary shares, net of issuance costs	—	861
Issue of shares from the exercise of stock options	2	0	[1]
Net cash provided by financing activities	$2	$861
Effect of exchange rates on cash, cash equivalents and restricted cash	8,430	(849)
Net decrease in cash, cash equivalents and restricted cash	(24,616)	(24,316)
Cash, cash equivalents and restricted cash, beginning of the period	112,400	142,090
Cash, cash equivalents and restricted cash, end of the period	$87,784	$117,774
Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Proceeds from sale of property and equipment included in other current assets	$460	$—
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

The Company is a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating autoimmune and inflammatory diseases within the immunology and inflammation (“I&I”) space. The Company is also evaluating two product candidates to treat infectious diseases and cancer that harness its proprietary viral vector platform technologies, consisting of ChAdOx and MVA, which are designed to increase disease-specific CD8+T cells. The Company occupies laboratory and office space in Germantown, Maryland, United States.
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
As of June 30, 2025, the Company had cash, cash equivalents and restricted cash of $87.8 million and an accumulated deficit of $278.4 million, and the Company expects to incur losses for the foreseeable future. The Company expects that its cash, cash equivalents and restricted cash will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements. The Company expects to seek additional funding through equity financing, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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
Unaudited Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2025 and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities Exchange Commission (the “Annual Report”) on March 20, 2025. In the Company's opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of its financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025, and 2024, and its cash flows for the six months ended June 30, 2025, and 2024. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other interim periods.
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
Recently issued accounting pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

The Company has reviewed all recently issued standards and have determined that such standards do not or are not expected to have a material impact on its condensed consolidated financial statements or do not otherwise apply to its current operations.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, in which the Board's intent in the basis of conclusion of Update 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact of adopting this standard to determine its impact on our disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This standard is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of adopting this standard to determine its impact on our disclosures.
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

	Three months ended June 30, 2025	Three months ended June 30, 2024	Change
Direct research and development expenses:
VTP-1000 Celiac	$1,782	$1,371	$411
VTP-300 HBV	1,837	3,034	(1,197)
Other clinical programs[1]	642	1,125	(483)
Other pre-clinical programs	449	908	(459)
Total direct research and development expenses	4,710	6,438	(1,728)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[2]	2,450	4,763	(2,313)
Facility related	350	342	8
Other indirect costs	443	119	324
Total indirect research and development expenses	3,243	5,224	(1,981)
Total research and development expenses	$7,953	$11,662	$(3,709)

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30, 2025	Six months ended June 30, 2024	Change
Direct research and development expenses:
VTP-1000 Celiac	$2,764	$2,744	$20
VTP-300 HBV	3,187	4,947	(1,760)
Other clinical programs[1]	1,383	2,893	(1,510)
Other pre-clinical programs	868	1,693	(825)
Total direct research and development expenses	8,202	12,277	(4,075)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[2]	6,394	9,097	(2,703)
Facility related	685	732	(47)
Other indirect costs	962	681	281
Total indirect research and development expenses	8,041	10,510	(2,469)
Total research and development expenses	$16,243	$22,787	$(6,544)

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

[2]This includes $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively (three and six months ended June 30, 2024:$0.2 million and $0.3 million, respectively) of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program, which is funded by CEPI.

The Company operates in two geographic regions: the U.S. and the U.K. The following table summarizes the Company’s assets held for sale and long-lived assets, which include the Company’s intangible assets, property and equipment, net, and right-of-use assets, by geography:

	June 30, 2025	December 31, 2024
United States	$26,845	$28,907
United Kingdom	1,771	4,797
	$28,616	$33,704
4.     Foreign Currency Translation in General and Administrative Expenses
The aggregate, net foreign exchange gain or loss recognized in general and administrative expenses for the three and six months ended June 30, 2025 was a loss of $8.0 million and loss of $12.4 million, respectively (three and six months ended June 30, 2024: $0.1 million loss and $1.1 million gain, respectively).

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2025, and 2024 (in thousands, except number of shares):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(21,126)	$(16,943)	$(40,784)	$(32,463)
Net loss attributable to noncontrolling interest	2	12	12	43
Net loss attributable to Barinthus Biotherapeutics plc shareholders	$(21,124)	$(16,931)	$(40,772)	$(32,420)
Denominator:
Weighted-average ordinary shares outstanding, basic	40,343,521	39,041,111	40,304,584	38,907,296
Weighted-average ordinary shares outstanding, diluted	40,343,521	39,041,111	40,304,584	38,907,296
Net loss per share attributable to ordinary shareholders, basic	$(0.52)	$(0.43)	$(1.01)	$(0.83)
Net loss per share attributable to ordinary shareholders, diluted	$(0.52)	$(0.43)	$(1.01)	$(0.83)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive. As of June 30, 2025, 7,625,728 potential ordinary shares issuable for stock options were excluded from the computation of diluted weighted-average shares outstanding because including these shares would have had an anti-dilutive effect (June 30, 2024: 7,779,884).
6.    Property and Equipment, Net
Depreciation expense for the three and six months ended June 30, 2025 was $1.2 million and $2.5 million, respectively (three and six months ended June 30, 2024: $0.7 million and $1.3 million, respectively).
During the three and six months ended June 30, 2025, the Company recorded a gain of $0.3 million, from the sale of U.K. laboratory equipment (three and six months ended June 30, 2024: nil) and recorded associated proceeds of $0.5 million (three and six months ended June 30, 2024: nil).
As of June 30, 2025, the Company had $0.4 million (December 31, 2024: nil) of U.K. laboratory equipment as held for sale in the condensed consolidated balance sheet. The Company measures assets held for sale at the lower of the carrying amount or fair value less cost to sell. The sale of U.K. laboratory equipment is expected to be completed in 2025.
7.    Intangible Assets, Net
The gross amount of amortizable intangible assets, consisting of acquired developed technology, was $31.6 million as of June 30, 2025 and December 31, 2024, respectively, and accumulated amortization was $11.2 million and $9.7 million as of June 30, 2025 and December 31, 2024, respectively. The amortization expense for the three and six months ended June 30, 2025 was $0.8 million and $1.6 million, respectively (three and six months ended June 30, 2024: $0.8 million and $1.6 million, respectively). The estimated annual amortization expense is $3.2 million for the years 2025 through 2031.
8.    Prepaid Expenses and Other Current Assets (in thousands):

	June 30, 2025	December 31, 2024
Prepayments	$6,350	$5,771
Value Added Tax receivable	338	—
Accrued income	139	88
Other	854	344
Total	$7,681	$6,203

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9.    Accrued Expenses and Other Current Liabilities (in thousands):

	June 30, 2025	December 31, 2024
Accrued manufacturing and clinical expenses	$2,302	$3,326
Value Added Tax payable	—	2,416
Accrued bonus	709	1,774
Accrued payroll and employee benefits	950	656
Accrued professional fees	2,176	737
Accrued other[1]	1,227	616
Total	$7,364	$9,525
1 Included in Accrued other as of June 30, 2025 is a provision of $0.4 million for severance costs for the reduction in workforce following the Company's announcement in January 2025 to prioritize its pipeline.

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

Pursuant to the Funding Agreement, the Company has agreed to pay CEPI on a country-by-country basis increasing mid-single digit percentage royalties of net sales and net income with respect to future cash sales of VTP-500, less certain deductions, for a period starting on December 20, 2023 (“Effective Date”) and ending the later of: (i) the expiration of the last valid patent claim included in intellectual property developed under the Project covering VTP-500 in such country, (ii) the expiration of Regulatory Exclusivity (as defined in the Funding Agreement) for VTP-500 in such country, and (iii) the tenth (10th) anniversary of the first commercial sale of VTP-500 (the “Royalty Term”). The Company shall also pay CEPI a mid-double-digit percentage of net revenue earned on VTP-500 until CEPI has received payments from the Company under the Funding Agreement equaling the total amount of funding paid by CEPI to the Company and a low double-digit percentage of such net revenue thereafter. Sales for the benefit of end users in specified low and middle income countries (“LMICs”) and upper and middle income countries (“UMICs”) are excluded from the calculations of net sales and net revenue. Sales of the product for the benefit of end users in LMICs and UMICs are subject to tiered discounted pricing requirements under the Funding Agreement. The Company is further required to pay a low to mid-double-digit percentage of any proceeds earned on any priority review voucher related to VTP-500 during the Royalty Term.
In January 2025, the Company announced its strategic focus on developing a pipeline in I&I, and the deprioritization of its programs in infectious disease and oncology. The Company intends to exit the Funding Agreement as part of aligning resources in accordance with the Company's strategy.
During the six months period ended June 30, 2025, nil (June 30, 2024: $1.6 million) proceeds have been received. For the three and six months ended June 30, 2025 $0.01 million and $0.3 million, respectively (three and six months ended June 30, 2024: $0.6 million and $0.8 million, respectively) income has been recognized in relation to this contract. This is presented as other operating income in the condensed consolidated statements of operations and comprehensive loss.
The Funding Agreement cash payments are restricted as to the use and management of the funds. The remaining unused amounts of the Funding Agreement cash payments of $1.5 million as of June 30, 2025 (December 31, 2024: $1.7 million) are reflected in restricted cash in the condensed consolidated balance sheets until expenditures contemplated in the Funding Agreement are incurred.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

Changes in deferred income during the three and six months ended June 30, 2025 and 2024, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning balance	$1,461	$1,434	$1,738	$—
Cash payments received	—	—	—	1,629
Other operating income recognized related to the Funding Agreement	(13)	(577)	(342)	(782)
Foreign exchange translation	77	(18)	129	(8)
Ending balance	$1,525	$839	$1,525	$839
11.    Ordinary Shares
All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of June 30, 2025:
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of June 30, 2025, the Company had a contingent consideration liability of $2.5 million related to the acquisition of Avidea Technologies, Inc. (“Avidea”). Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a combination of cash and American Depositary Shares, upon the achievement of certain milestones. To date, the Company has made settlement payments of $0.5 million. The fair value of the contingent consideration is a Level 3 valuation and determined using the cost approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the probability of success of achievement of the milestones and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs. Significant increases (decreases) in the probability of success of achievement of the milestones would have resulted in a significantly higher (lower) fair value measurement. Significant extension (reduction) in the expected date of the milestone achievement would have resulted in a significantly lower (higher) fair value measurement.
The following table summarizes changes to the Company's financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning balance	$2,652	$1,867	$2,650	$1,823
Change in fair value recognized in net loss	(260)	18	(339)	78
Foreign exchange translation recognized in other comprehensive loss	152	3	233	(13)
Ending balance	$2,544	$1,888	$2,544	$1,888
14.  Share-Based Compensation
During the six month period ended June 30, 2025, in accordance with the terms of the Annual Increase of the Barinthus Biotherapeutics plc Award Plan 2021 (the “Plan”), the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2025.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
For the six months ended June 30, 2025, the Company granted 1,470,812 options to employees and directors with a weighted average grant date fair value of $0.85 per share and a weighted average exercise price of $1.00 per share (June 30, 2024: granted 1,951,377 options, weighted average grant date fair value of $2.71 per share and a weighted average exercise price of $3.41 per share). For the six months ended June 30, 2025, 1,016,357 options (June 30, 2024: 229,430) were forfeited.
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Six months ended June 30,
	2025	2024
Expected volatility	114.1%	108.7%
Expected term (years)	6.0	6.0
Risk-free interest rate	4.4%	4.0%
Expected dividend yield	—%	—%
As of June 30, 2025, 7,625,728 options with a weighted average exercise price of $5.30 per share were outstanding (June 30, 2024: 7,779,884 options with a weighted average exercise price of $6.19 per share were outstanding). As of June 30, 2025, there was $2.0 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.0 years.
Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$(1)	$505	$67	$1,217
General and administrative	(280)	690	120	1,593
Total	$(281)	$1,195	$187	$2,810

15.  Commitments and Contingencies
In-License Agreements
The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, human papillomavirus infection, (“HPV”), hepatitis B virus (“HBV”) and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1% to 5% for direct sales of a covered product to 3% to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the six month periods ended June 30, 2025 and 2024.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

In August 2025, the Company ceased the research and development activities undertaken in the laboratory and is transitioning the remaining clinical and operational workforce to remote roles. The Company is actively marketing the building in Harwell, Oxfordshire, for the remainder of the lease. In 2024, an impairment charge to write down the U.K. operating lease right-of-use asset to the estimated recoverable amount has been recorded and the estimated useful life of the asset reduced.
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
The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	June 30, 2025	December 31, 2024
Right-of-use asset	$3,323	$4,384
Lease liability, current	$2,036	$1,920
Lease liability, non-current	$9,952	$10,087

	Six months ended June 30,
	2025	2024
Other information
Operating cash flows from operating leases	$973	$819
Weighted average remaining lease term (years)	7.45	8.71
Weighted average discount rate	7.5%	7.5%

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Lease Cost
Operating leases	846	358	$1,659	$717
Total lease cost	$846	$358	$1,659	$717

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Future annual minimum lease payments under operating leases as of June 30, 2025, were as follows (in thousands):

Remainder of 2025	$1,018
2026	2,048
2027	2,073
2028	2,098
2029	2,125
Thereafter	6,108
Total minimum lease payments	$15,470
Less: imputed interest	(3,482)
Total lease liability	$11,988

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
16.  Related Party Transactions
During the three and six months ended June 30, 2025, the Company incurred expenses, related to clinical study costs, of $0.1 million and $0.3 million, respectively (three and six months ended June 30, 2024: $0.3 million and $0.5 million, respectively) from Oxford University Innovation Limited, which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this unaudited Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 20, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K and in other filings with the SEC.
Overview
We are a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating autoimmune and inflammatory diseases within the immunology and inflammation (“I&I”) space. Helping patients and their families is the guiding principle at the heart of Barinthus Bio. We aim to achieve this by developing truly transformational and highly disease-specific immunotherapies.

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

We are also evaluating a product candidate to treat infectious disease that harnesses our proprietary viral vector platform technologies, consisting of ChAdOx and MVA; these technologies are designed to increase disease-specific CD8+ T cells. VTP-300, a Phase 2 immunotherapeutic treatment modality that is a component of a treatment regimen to establish functional cure in patients who are chronically infected by the hepatitis B virus. We intend to progress the development of this product candidate by completing the ongoing clinical trials and are seeking a partner or collaborator for continuing development.

We believe our core capabilities at the intersection of T cell immunology and immunotherapeutic technology platforms combined with our track record of successfully executing development path activities uniquely position us to navigate towards delivering promising new treatments for patients with autoimmune and inflammatory diseases and building value for shareholders.
We have incurred net losses in each annual and interim reporting period since 2023. For the three and six months ended June 30, 2025, we incurred a net loss of $21.2 million and $40.8 million, respectively. As of June 30, 2025, we had an accumulated deficit of $278.4 million, and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts, as and when appropriate.

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
•entry into collaborations or partnerships, where appropriate, to further the development of our product candidates;
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

Recent Developments
VTP-1000: Celiac
The first and second cohorts of the single ascending dose part of the Phase 1 AVALON clinical trial have been dosed, with no treatment related serious adverse events reported to date. Screening for enrollment into the third and final cohort in this part of the trial is ongoing, and is anticipated to be complete in the third quarter of 2025. We anticipate having safety, tolerability and biomarker data available from this phase of the trial early in the fourth quarter of 2025.
In June 2025, the FDA approved an amendment of the protocol to open the multiple ascending dose cohort of the respective dose following successful completion of the corresponding single ascending dose cohort; consequently we opened the multiple ascending dose part of the Phase 1 AVALON clinical trial in July 2025.
Impact of International Conflicts
In respect of the international conflicts in Gaza, Ukraine and Iran, we have no operations or suppliers based in Israel, Gaza, Ukraine, Belarus, Russia, or Iran, and as a result, as of the date of this Quarterly Report on Form 10-Q, we believe the impact on our business, operations and financial condition will be minimal.
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
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a next-generation adenoviral vector, acquiring new technology platforms including SNAP-TI, conducting preclinical studies, developing various manufacturing processes, and advancing our clinical programs. Research and development activities account for a large portion of our operating expenses, and product candidates in later stages of development generally have higher development costs than those in earlier stages, due to larger and more complex clinical trials, manufacturing scale-up and an increase in research and development headcount to oversee these activities. We are currently seeking partners to fund or collaborate on certain of our programs, including VTP-300 and VTP-850, which we do not intend to develop beyond the completion of the ongoing trials, as applicable. We expect research and development expenses to increase in the future as we progress our program through the next stage of development. Research and development costs are expensed as incurred. These costs include:
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
For 2025 we benefit from the applicable United Kingdom research and development tax credit regime, which is the merged scheme Research & Development expenditure credit (“RDEC”) and enhanced R&D intensive support (“ERIS”) that replaces the old RDEC and small and medium-sized enterprise (“SME”) schemes for accounting periods beginning on or after April 1, 2024. For expenditure under the merged scheme, the rate of Research and Development expenditure credit is 20%, which is the same as the rate under the old RDEC scheme for expenditure incurred on or after April 1, 2023. For loss-makers and small profit-makers, a lower rate of notional tax restriction (currently 19%) applies at payment. The amount of the Pay As You Earn (“PAYE”) cap for claims under both the merged scheme and ERIS is £20,000 plus 300% of the company’s relevant PAYE and National Insurance contributions liabilities. The PAYE cap (where applicable) will limit the amount of payable credit that can be received in the accounting period under consideration. Any excess over the cap will be carried forward and treated as an amount of Research and Development expenditure credit to which the company will be entitled for the next accounting period. Based on prior claims and the split of qualifying spend it is expected that the PAYE cap is unlikely to affect the net benefit. Furthermore, legislation included in Finance Act 2024 restricts the extent to which payments to contractors for R&D and externally provided workers can qualify for R&D relief where R&D activity takes place outside the U.K., which may restrict the ability to include cost incurred on externally provided workers (“EPWs”) based in the U.S.

For 2024, we benefited from the applicable United Kingdom research and development tax credit regime, being the Small and Medium-sized Enterprises R&D tax relief program (“SME Program”), and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program (“RDEC Program”). Under the SME Program, we were able to surrender some of our trading losses that arise from qualifying research and development activities for a cash rebate of up to 18.6% of such qualifying research and development expenditure, as the SME additional deduction is 86% and the SME credit rate is 10%.
Under both the merged RDEC scheme and the SME program, a company qualifies as an R&D intensive business if R&D expenditure constitutes at least 30% of total expenditure. From the analysis performed, we have not and do not expect to claim under the loss-making R&D intensive scheme criteria primarily due to the proportion of total relevant expenditure occurring outside the United Kingdom.
In future years, we may not be able to continue to claim research and development tax credits under the United Kingdom research and development tax credit regime if we no longer qualify based on the eligibility criteria. Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. There was no tax loss restriction applied to the R&D tax credits in the U.K. for the six months ended June 30, 2025 and 2024.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to fair value of contingent consideration and impairment of intangible assets. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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
As of June 30, 2025, we did not identify any additional circumstances that may indicate the carrying amount of our long-lived assets, including intangible assets, are not recoverable and hence no impairment has been recorded.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table sets forth the significant components of our results of operations (in thousands):

	Three months ended June 30, 2025	Three months ended June 30, 2024	Change
Operating expenses:
Research and development	7,953	11,662	(3,709)
General and administrative	15,384	7,201	8,183
Total operating expenses	23,337	18,863	4,474
Other operating income	13	577	(564)
Loss from operations	(23,324)	(18,286)	(5,038)
Other income/(expense)
Interest income	523	635	(112)
Interest expense	(12)	(12)	—
Research and development incentives	1,342	693	649
Other income	320	20	300
Total other income	2,173	1,336	837
Loss before income tax	(21,151)	(16,950)	(4,201)
Tax benefit	25	7	18
Net loss	$(21,126)	$(16,943)	$(4,183)

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30, 2025	Three months ended June 30, 2024	Change
Direct research and development expenses:
VTP-1000 Celiac	$1,782	$1,371	$411
VTP-300 HBV	1,837	3,034	(1,197)
Other clinical programs[1]	642	1,125	(483)
Other pre-clinical programs	449	908	(459)
Total direct research and development expenses	4,710	6,438	(1,728)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[2]	2,450	4,763	(2,313)
Facility related	350	342	8
Other indirect costs	443	119	324
Total indirect research and development expenses	3,243	5,224	(1,981)
Total research and development expenses	$7,953	$11,662	$(3,709)

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

[2]This includes $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program, which is funded by CEPI.

Our research and development expenses for the three months ended June 30, 2025 and 2024 were $8.0 million and $11.7 million, respectively.
Direct expenses for the three months ended June 30, 2025 and 2024 were $4.7 million and $6.4 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $1.7 million decrease, $2.1 million pertains to a net decrease in spend across the infectious disease and oncology programs following the strategic decision to prioritize pipeline assets within the I&I space offset by an increase of $0.4 million pertaining to spend on VTP-1000 as the program has progressed into the clinic in the ongoing Phase 1 AVALON clinical trial, having completed the IND enabling studies and manufacturing of drug product during 2024.
Indirect research and development expenses for the three months ended June 30, 2025 and 2024 were $3.2 million and $5.2 million, respectively. The decrease of $2.0 million primarily relates to the reduction in headcount in the research and manufacturing teams, following our announcements in June 2024 and January 2025 to prioritize our pipeline and as a result, reduce the size of the workforce and the associated personnel-related expense (including share-based compensation).
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2025 and 2024 were $15.4 million and $7.2 million, respectively. The increase of $8.2 million relates primarily to a loss of $8.0 million on foreign exchange for the three months ended June 30, 2025, compared to a loss of $0.1 million for the three months ended June 30, 2024, primarily relating to an increase in unrealized losses on foreign exchange driven mainly by translation of United States dollar balances in pound sterling denominated entities, and an increase of $2.0 million in professional fees attributable to increased strategic activity, offset by a decrease of $1.5 million in personnel-related expenses relating to the reduction in headcount in the general and administrative teams, following our announcements in June 2024 and January 2025 to prioritize our pipeline and as a result, reduce the size of the workforce and the associated personnel-related expense (including share-based compensation).

Other Operating Income
For the three months ended June 30, 2025 and 2024, other operating income was $0.01 million and $0.6 million, respectively, resulting from a reduction in the spend on the development of VTP-500 for the prevention of MERS and associated utilization of the funding provided by CEPI under the Funding Agreement, following the strategic decision to prioritize pipeline assets within the I&I space.
Interest Income
For the three months ended June 30, 2025 and 2024, interest income was $0.5 million and $0.6 million, respectively, with the decrease resulting from both the reduction in interest rates and the reduction in cash amounts on short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the three months ended June 30, 2025 and 2024, research and development incentives were $1.3 million and $0.7 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. The increase of $0.6 million is primarily due to an increase in qualifying research and development activities following completion of the 2024 claim.
Other Income
For the three months ended June 30, 2025 and 2024, other income was $0.3 million and $0.02 million, respectively. This increase primarily relates to a $0.3 million gain on disposal of property plant and equipment recorded in the second quarter of 2025 following the auction of U.K. lab equipment.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table sets forth the significant components of our results of operations (in thousands):

	Six months ended June 30, 2025	Six months ended June 30, 2024	Change
Operating expenses:
Research and development	16,243	22,787	(6,544)
General and administrative	28,023	13,195	14,828
Total operating expenses	44,266	35,982	8,284
Other operating income	342	782	(440)
Loss from operations	(43,924)	(35,200)	(8,724)
Other income/(expense)
Interest income	1,079	1,410	(331)
Interest expense	(25)	(24)	(1)
Research and development incentives	1,644	1,287	357
Other income	395	20	375
Total other income	3,093	2,693	400
Loss before income tax	(40,831)	(32,507)	(8,324)
Tax benefit	47	44	3
Net loss	$(40,784)	$(32,463)	$(8,321)

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Six months ended June 30, 2025	Six months ended June 30, 2024	Change
Direct research and development expenses by program:
VTP-1000 Celiac	$2,764	$2,744	$20
VTP-300 HBV	3,187	4,947	(1,760)
Other clinical programs[1]	1,383	2,893	(1,510)
Other pre-clinical programs	868	1,693	(825)
Total direct research and development expenses	8,202	12,277	(4,075)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[2]	6,394	9,097	(2,703)
Facility related	685	732	(47)
Other indirect costs	962	681	281
Total indirect research and development expenses	8,041	10,510	(2,469)
Total research and development expenses	$16,243	$22,787	$(6,544)

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

[2] This includes $0.1 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program, which is funded by CEPI.

Our research and development expenses for the six months ended June 30, 2025 and 2024 were $16.2 million and $22.8 million, respectively.
Direct expenses for the six months ended June 30, 2025 and 2024 were $8.2 million and $12.3 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $4.1 million decrease, $4.1 million pertains to a net decrease in spend across the infectious disease and oncology programs following the strategic decision to prioritize pipeline assets within the I&I space.
Indirect research and development expenses for the six months ended June 30, 2025 and 2024 were $8.0 million and $10.5 million, respectively. The decrease of $2.5 million primarily relates to the reduction in headcount in the research and manufacturing teams, following our announcements in June 2024 and January 2025 to prioritize our pipeline and as a result, reduce the size of the workforce and the associated personnel-related expense (including share-based compensation).
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2025 and 2024 were $28.0 million and $13.2 million, respectively. The increase of $14.8 million relates primarily to a loss of $12.4 million on foreign exchange for the six months ended June 30, 2025, compared to a gain of $1.1 million for the six months ended June 30, 2024, primarily relating to an increase in unrealized losses on foreign exchange driven mainly by translation of United States dollar balances in pound sterling denominated entities, and an increase of $2.1 million in professional fees attributable to increased strategic activity, a $1.3 million increase in depreciation charges due to the decreased estimated useful lives of the U.K. right of use asset, leasehold improvements and laboratory equipment, offset by a decrease of $1.1 million in personnel-related expenses relating to the reduction in headcount in the general and administrative teams, following our announcements in June 2024 and January 2025 to prioritize our pipeline and as a result, reduce the size of the workforce and the associated personnel-related expense (including share-based compensation).

Other Operating Income
For the six months ended June 30, 2025 and 2024, other operating income was $0.3 million and $0.8 million, respectively, resulting from a reduction in activity and winding down the development of VTP-500 for the prevention of MERS, and associated utilization of the funding provided by CEPI under the Funding Agreement.
Interest Income
For the six months ended June 30, 2025 and 2024, interest income was $1.1 million and $1.4 million, respectively, with the decrease resulting from both the reduction in interest rates and the reduction in cash amounts on short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the six months ended June 30, 2025 and 2024, research and development incentives were $1.6 million and $1.3 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. The increase of $0.3 million is primarily due to an increase in qualifying research and development activities following completion of the 2024 claim.
Other Income
For the six months ended June 30, 2025 and 2024, other income was $0.4 million and $0.02 million. This increase primarily relates to a $0.3 million gain on disposal of property plant and equipment recorded in the second quarter of 2025 following the auction of U.K. lab equipment.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront, royalty and milestone payments from Oxford University Innovation (“OUI”) in connection with the OUI License Agreement Amendment for Vaxzevria. Through June 30, 2025, we have received gross proceeds of approximately $330.1 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of June 30, 2025, we had cash, cash equivalents and restricted cash of $87.8 million. Key financing and corporate milestones include the following:
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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Net cash used in operating activities	$(33,011)	$(23,828)
Net cash used in investing activities	(37)	(500)
Net cash provided by financing activities	2	861
Effect of exchange rates on cash, cash equivalents and restricted cash	8,430	(849)
Net decrease in cash, cash equivalents and restricted cash	$(24,616)	$(24,316)
Cash Used in Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $33.0 million, primarily resulting from our net loss of $40.8 million adjusted by unrealized foreign exchange loss of $4.9 million, depreciation and amortization of $4.0 million, non-cash lease expenses of $1.7 million, profit on sale of property and equipment of $0.3 million, and changes in our operating assets and liabilities, net, of $2.3 million. The changes in our operating assets and liabilities, net, of $2.3 million primarily related to a $3.6 million increase in accounts payable and accrued expenses, a $0.5 million increase in prepaid expenses and other current assets and a $1.0 million decrease in operating lease liabilities, offset by a $3.1 million decrease in research and development incentive receivables, following receipt of the 2023 research and development tax credit claim.

During the six months ended June 30, 2024, net cash used in operating activities was $23.8 million, primarily resulting from our net loss of $32.5 million adjusted by share based compensation of $2.8 million, depreciation and amortization of $2.9 million, non-cash lease expense of $0.7 million, unrealized foreign exchange gain of $0.6 million and changes in our operating assets and liabilities, net of $2.7 million primarily related to a $2.1 million decrease in accounts payable and accrued expenses, other current assets, $0.8 million increase in deferred income, and $0.8 million decrease in operation lease liabilities.
Net Cash Used in Investing Activities
During the six months ended June 30, 2025 and 2024, cash used in investing activities was $0.04 million and $0.5 million, respectively. For the six months ended June 30, 2024, these amounts resulted primarily from capital expenditures related to lab equipment and leasehold improvements in our facilities in Germantown, Maryland, U.S.
Net Cash Provided by Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities related only to net proceeds received from the issuance of ordinary shares through stock exercises. During the six months ended June 30, 2024, cash provided by financing activities of $0.9 million primarily related to net proceeds received from the issuance of ordinary shares through the “at-the-market” sales agreement.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the six months ended June 30, 2025 and 2024, the effect of foreign exchange on cash, cash equivalents and restricted cash was a gain of $8.4 million and a loss of $0.8 million respectively, primarily as a result of a translational gain from the conversion of balances in pound sterling denominated entities to the United States dollar reporting currency.

Future Funding Requirements
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, except for 2022 when we were profitable. We have negative operating cash flows for the period ended June 30, 2025 and as of June 30, 2025, we had an accumulated deficit of $278.4 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:
•pursue the clinical and preclinical development of our current product candidates;
•use our technologies to advance additional product candidates into preclinical and clinical development;
•seek marketing authorizations for product candidates that successfully complete clinical trials, if any;
•attract, hire and retain additional clinical, regulatory, quality control and other personnel;
•conduct preclinical studies and clinical trials for our current and future product candidates based on our proprietary synthetic and biologic platforms, including SNAP-TI, the Chimpanzee Adenovirus Oxford (“ChAdOx”) and Modified vaccinia Ankara (“MVA”) vectors;
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
•the success of our collaborations with CEPI, Oxford University/OUI, Arbutus, CanSino, Cancer Research UK, and the Ludwig Institute and any future collaboration partners;
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
We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of June 30, 2025.

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
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Foreign Currency and Currency Translation
We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Barinthus Biotherapeutics plc and its consolidated subsidiaries, Barinthus Biotherapeutics (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics North America, Inc. is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Pty Limited, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Switzerland GmbH, is the Swiss franc. Our cash, cash equivalents and restricted cash as of June 30, 2025 consisted primarily of cash balances held by Barinthus Biotherapeutics (UK) Limited in United States dollars.
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
We incur significant operating costs in the U.K. and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our U.K. operations that are settled in pound sterling. For the three and six months ended June 30, 2025, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in a material change to our current and projected expenses denominated in pound sterling.
Interest Rate Sensitivity
We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash, cash equivalents and restricted cash of $87.8 million as of June 30, 2025, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.

Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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

Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities.

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

The Takeover Panel has confirmed that, from February 3, 2027, the location of the Company’s place of central management and control will no longer be relevant in determining whether the Takeover Code applies to the Company. From February 3, 2027, the Takeover Code will only apply to the Company in the event that our securities are quoted on a UK regulated market (or UK multilateral trading facility or certain exchanges in the Channel Islands or the Isle of Man).

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our ordinary shares or ADSs. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in our ordinary shares or ADSs.

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

presidential administration, the conflict in Ukraine, the conflict in Iran, the conflict in Israel and Gaza, disruptions in the banking industry, economic sanctions and economic slowdowns or recessions that may result from such developments; and
•our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended (“JOBS Act”).
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three and six months ended June 30, 2025 that were not registered under the Securities Act.
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

Purchase of Equity Securities
None.
Item 3.      Defaults Upon Senior Securities.
Not Applicable.
Item 4.      Mine Safety Disclosures.
Not Applicable.

Item 5.      Other Information.
Rule 10b5-1 Trading Plans
None of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2025.
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

BARINTHUS BIOTHERAPEUTICS PLC

Date: August 7, 2025	By:	/s/ William Enright
William Enright Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)