Form 10-Q
period 2025-09-30
Barinthus Biotherapeutics plc.
filed 2025-11-07
CIK 1828185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of October 30, 2025, the registrant had 40,830,353 ordinary shares, nominal value £0.000025 per share, outstanding.

We own the registered trademark BARINTHUS in the United Kingdom, and we have filed applications at the U.K. Intellectual Property Office and other intellectual properties to register trademarks for BARINTHUS, SNAP-TI, SNAP-CI and a design logo globally. We also own various trademark registrations and applications, and unregistered trademarks, including the registered trademark VACCITECH, and trademarks relating to the technologies acquired as part of our acquisition of Avidea Technologies, Inc. ("Avidea") in December 2021 including the registered trademarks SNAPVAX and SYNTHOLYTIC. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q, or this Quarterly Report, are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
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
i

PART I -  FINANCIAL INFORMATION
Item 1. Financial Statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	As of September 30, 2025	As of December 31, 2024
ASSETS
Cash and cash equivalents	$74,272	$110,662
Restricted cash	1,402	1,738
Research and development incentives receivable	4,633	7,139
Prepaid expenses and other current assets	6,336	6,203
Assets held for sale	138	—
Total current assets	86,781	125,742
Property and equipment, net	4,519	7,373
Intangible assets, net	14,909	21,947
Right of use assets, net	2,063	4,384
Other assets	929	881
Total assets	$109,201	$160,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$698	$2,474
Accrued expenses and other current liabilities	6,681	9,525
Deferred income	1,402	1,738
Operating lease liability - current	2,017	1,920
Total current liabilities	10,798	15,657
Non-current liabilities:
Operating lease liability - non-current	9,553	10,087
Contingent consideration	2,508	2,650
Other non-current liabilities	1,461	1,360
Deferred tax liability, net	320	438
Total liabilities	$24,640	$30,192
Commitments and contingencies (Note 15)
Stockholders’ equity:
Ordinary shares, £0.000025 nominal value; 40,827,263 shares authorized, issued and outstanding (December 31, 2024: authorized, issued and outstanding: 40,234,663)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2024: authorized, issued and outstanding: 63,443)	86	86
Additional paid-in capital	393,248	393,474
Accumulated deficit	(293,002)	(237,664)
Accumulated other comprehensive loss – foreign currency translation adjustments	(15,868)	(25,868)
Total stockholders’ equity attributable to Barinthus Biotherapeutics plc shareholders	84,465	130,029
Noncontrolling interest	96	106
Total stockholders’ equity	$84,561	$130,135
Total liabilities and stockholders’ equity	$109,201	$160,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
License revenue [1]	$—	$14,969	$—	$14,969
Total revenue	—	14,969	—	14,969
Operating expenses
Research and development	$5,390	$11,139	$21,633	$33,926
General and administrative	5,165	13,420	33,188	26,615
Impairment of long-lived assets	4,667	—	4,667	—
Total operating expenses	15,222	24,559	59,488	60,541
Other operating income	156	210	498	992
Loss from operations	(15,066)	(9,380)	(58,990)	(44,580)
Other income/(expense):
Interest income	472	631	1,551	2,041
Interest expense	(13)	(17)	(38)	(41)
Research and development incentives	240	608	1,884	1,895
Other income	(275)	26	120	46
Total other income, net	424	1,248	3,517	3,941
Loss before income tax	(14,642)	(8,132)	(55,473)	(40,639)
Tax benefit	71	3	118	47
Net loss	(14,571)	(8,129)	(55,355)	(40,592)
Net loss attributable to noncontrolling interest	5	15	17	58
Net loss attributable to Barinthus Biotherapeutics plc shareholders	(14,566)	(8,114)	(55,338)	(40,534)

Weighted-average ordinary shares outstanding, basic	40,661,118	39,419,447	40,424,735	39,079,259
Weighted-average ordinary shares outstanding, diluted	40,661,118	39,419,447	40,424,735	39,079,259
Net loss per share attributable to ordinary shareholders, basic	$(0.36)	$(0.21)	$(1.37)	$(1.04)
Net loss per share attributable to ordinary shareholders, diluted	$(0.36)	$(0.21)	$(1.37)	$(1.04)

Net loss	$(14,571)	$(8,129)	$(55,355)	$(40,592)
Other comprehensive gain/(loss) – foreign currency translation adjustments	(2,934)	9,191	10,007	7,778
Comprehensive loss	(17,505)	1,062	(45,348)	(32,814)
Comprehensive loss/(gain) attributable to noncontrolling interest	8	5	10	44
Comprehensive loss attributable to Barinthus Biotherapeutics plc shareholders	$(17,497)	$1,067	$(45,338)	$(32,770)
1 Includes license revenue from related parties for the three and nine months ended September 30, 2025 of nil (three and nine months ended September 30, 2024: $15.0 million).

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
(UNAUDITED)

	Three and Nine months ended September 30, 2025
	Ordinary Shares			Deferred A Shares
	Shares	Amount		Shares	Amount	Additional Paid-in-Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders		Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2025	40,234,663	$1		63,443	$86	$393,474		$(237,664)	$(25,868)	$130,029		$106	$130,135
Share based compensation	—	—		—	—	468		—	—	468		—	468
Issue of ordinary shares, net of issuance costs	104,732	0	1	—	—	2		—	—	2		—	2
Foreign currency translation adjustments	—	—		—	—	—		—	4,643	4,643		3	4,646
Net loss	—	—		—	—	—		(19,648)	—	(19,648)		(10)	(19,658)
Balance, March 31, 2025	40,339,395	$1		63,443	$86	$393,944		$(257,312)	$(21,225)	$115,494		$99	$115,593
Share based compensation	—	—		—	—	(281)		—	—	(281)		—	(281)
Issue of ordinary shares, net of issuance costs	9,270	0	1	—	—	0	1	—	—	0	1	—	0	1
Foreign currency translation adjustments	—	—		—	—	—		—	8,288	8,288		7	8,295
Net loss	—	—		—	—	—		(21,124)	—	(21,124)		(2)	(21,126)
Balance, June 30, 2025	40,348,665	$1		63,443	$86	$393,663		$(278,436)	$(12,937)	$102,377		$104	$102,481
Share based compensation	—	—		—	—	(415)		—	—	(415)		—	(415)
Issue of ordinary shares, net of issuance costs	478,598	0	1	—	—	0	1	—	—	0	1	—	—
Foreign currency translation adjustments	—	—		—	—	—		—	(2,931)	(2,931)		(3)	(2,934)
Net loss	—	—		—	—	—		(14,566)	—	(14,566)		(5)	(14,571)
Balance, September 30, 2025	40,827,263	$1		63,443	$86	$393,248		$(293,002)	$(15,868)	$84,465		$96	$84,561
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

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine months ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,355)	$(40,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	(228)	3,954
Impairment of long-lived assets	4,667	—
Depreciation and amortization	4,936	4,372
Non-cash lease expenses	3,108	1,086
Unrealized foreign exchange loss	3,683	2,022
Change in contingent consideration	(322)	(306)
Non-cash interest expense	38	36
Deferred tax benefit	(118)	(47)
Profit on sale of property and equipment	(349)	—
Changes in operating assets and liabilities:
Contract asset (including related parties)	—	(14,969)
Prepaid expenses and other current assets	426	2,083
Research and development incentives receivable	2,946	(233)
Accounts payable	(1,854)	1,358
Accrued expenses and other current liabilities	(3,340)	(1,528)
Deferred income	(498)	2,044
Operating lease liabilities	(1,477)	(1,306)
Net cash used in operating activities	$(43,737)	$(42,026)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	451	—
Purchases of property and equipment	(37)	(614)
Net cash provided by/(used) in investing activities	$414	$(614)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of ordinary shares, net of issuance costs	—	1,326
Issue of shares from the exercise of stock options	2	0	[1]
Net cash provided by financing activities	$2	$1,326
Effect of exchange rates on cash, cash equivalents and restricted cash	6,595	5,326
Net decrease in cash, cash equivalents and restricted cash	(36,726)	(35,988)
Cash, cash equivalents and restricted cash, beginning of the period	112,400	142,090
Cash, cash equivalents and restricted cash, end of the period	$75,674	$106,102
Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Proceeds from sale of property and equipment included in other current assets	$219	$—
1Indicates amounts less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Nature of Business and Basis of Presentation
Barinthus Biotherapeutics plc is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Barinthus Biotherapeutics plc and its direct and indirect subsidiaries, Barinthus Biotherapeutics (UK) Limited, Barinthus Biotherapeutics North America, Vaccitech Oncology Limited (“VOLT”), Barinthus Biotherapeutics Pty Limited, Barinthus Biotherapeutics Switzerland GmbH, are collectively referred to as the “Company” or “Barinthus Bio.” During the quarterly period ended September 30 2025, the Company incorporated two new subsidiaries, Beacon Topco, Inc. (“Topco”) and Cdog Merger Sub, Inc. (“Merger Sub”), for the purpose of the transactions contemplated by the recently announced merger agreement with Clywedog Therapeutics, Inc. ("Clywedog"). These entities are not material to the Company's consolidated financial position or results of operations.

The Company is a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating autoimmune and inflammatory diseases within the immunology and inflammation (“I&I”) space enabled by the proprietary and highly differentiated platform for promoting immune tolerance, referred to as SNAP-TI. The Company's lead candidate, VTP-1000, is designed to restore immune non-responsiveness to gluten in patients with celiac disease, and is currently being assessed in a Phase 1 clinical trial. The Company occupies laboratory and office space in Germantown, Maryland, United States.
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
Merger Agreement with Clywedog
On September 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Topco, Merger Sub and Clywedog. The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth therein: (i) Topco will acquire the entire issued and to be issued share capital of the Company pursuant to a scheme of arrangement (subject to any modification, addition or condition which (a) the Company, Topco and Clywedog mutually agree and which (if required) is approved by the High Court of Justice of England and Wales (the “Court”) or (b) is otherwise imposed by the Court and mutually acceptable to the Company, Topco and Clywedog, each acting reasonably and in good faith, in each case in accordance with the Part 26 of the United Kingdom Companies Act 2006 and the Merger Agreement (the “Scheme of Arrangement” and such transaction, the “Scheme Transaction”)), resulting in the Company becoming a direct wholly owned subsidiary of Topco, and (ii) Merger Sub will merge with and into Clywedog, with Clywedog continuing as the surviving corporation and a direct wholly owned subsidiary of Topco in accordance with the Delaware General Corporations Law (the “Merger” and, together with the Scheme Transaction, the “Combinations”, and, together with such other transactions contemplated by the Merger Agreement, the “Contemplated Transactions”). The Scheme Transaction will be consummated prior to the Merger.
At the effective time of the Scheme Transaction (the “Scheme Effective Time”), upon the terms and subject to the conditions set forth in the Merger Agreement, Topco will acquire each outstanding ordinary share of the Company, with a par value £0.000025 per ordinary share (each such acquired ordinary share, a “Scheme Share”), which, for the avoidance of doubt, will include ordinary shares held by The Bank of New York Mellon (the “Depositary”) (or to the extent that the Depositary is not itself the registered holder of such shares that underly the Company’s American Depositary Shares (the “ADSs”), each representing one (1) ordinary share, whichever nominee, custodian or other entity is the registered holder under the terms of the Deposit Agreement, dated as of April 29, 2021, among the Company, the Depositary, and all holders from time to time of the ADSs, as may be amended from time to time), from the holders of Scheme Shares whose names appear in the register of members of the Company at the Scheme Effective Time) in accordance with the provisions of the Scheme of Arrangement, and each Scheme Share will be converted into the right to receive (i) one (1) share of common

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
stock, $0.0001 par value per share, of Topco (the “Topco Common Stock”) subject to and strictly in accordance with the terms of the Scheme of Arrangement plus (ii) cash in lieu of any fractional shares, rounded down to the nearest whole share. Following the Scheme Effective Time, Topco may in its discretion elect to commence a self-tender offer (“Self-Tender Offer”) to purchase up to $27.0 million in shares of Topco Common Stock then issued and outstanding, which Self-Tender Offer, if elected, will be consummated prior to the Merger.

At the effective time of the Merger (the “Merger Effective Time”), subject to adjustment in accordance with the terms of the Merger Agreement, each share of common stock, $0.0001 par value per share, of Clywedog (the “Clywedog Common Stock”) and each share of Series Seed Preferred Stock, $0.0001 par value per share, of Clywedog (the “Clywedog Preferred Stock”, and together with the Clywedog Common Stock, the “Clywedog Capital Stock”), other than Clywedog Capital Stock held as treasury stock or owned by Topco or Merger Sub immediately prior to the Merger Effective Time, will be converted solely into the right to receive (i) 4.358932 of shares of Topco Common Stock rounded down to the nearest whole share plus (ii) cash in lieu of any fractional shares.

The closing of the Contemplated Transactions is subject to the satisfaction or waiver of certain customary conditions, including, among other things: (i) the effectiveness of a registration statement (the “Registration Statement”) to register the shares of Topco Common Stock to be issued in connection with the Combinations; (ii) approvals by the Company’s shareholders of the Scheme Transaction and certain related matters, and sanction by the Court of the Scheme Transaction; (iii) approval by Clywedog’s stockholders of the Merger Agreement, the Merger and Contemplated Transactions; (iv) the approval for listing by the Nasdaq Stock Market of the shares of Topco Common Stock issuable in the Combinations, subject to official notice of issuance; (v) the completion of the Self-Tender Offer to the extent that Topco elects to commence the Self-Tender Offer; (ivi) minimum cash requirements for each party.

The Merger Agreement may be terminated and the transactions contemplated thereby abandoned at any time prior to the closing under certain specified circumstances. Either the Company or Clywedog may terminate the Merger Agreement if, among other things: (i) the closing date will not have occurred by September 30, 2026, subject to up to a 60 day extension if the U.S. Securities and Exchange Commission (the “SEC”) has not declared effective the Registration Statement by July 31, 2026, (ii) a governmental authority of competent jurisdiction has issued a final, non-appealable order prohibiting the Contemplated Transactions, (iii) the required Company shareholder approval or Clywedog shareholder approval is not obtained in accordance with the Merger Agreement, (iv) the Scheme of Arrangement is not sanctioned by the Court, or (v) another party breaches or fails to perform in any material respect any of its covenants or any of the other party’s representations or warranties are inaccurate and such breach, failure to perform or inaccuracy would result in certain of the closing conditions not being satisfied, subject to a cure period.
Basis of presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
As of September 30, 2025, the Company had cash, cash equivalents and restricted cash of $75.7 million and an accumulated deficit of $293.0 million, and the Company expects to incur losses for the foreseeable future. The Company expects that its cash, cash equivalents and restricted cash will be sufficient to fund current operations for at least the next twelve months from the issuance of these condensed consolidated financial statements. The Company expects to continue to incur costs and expenditures in connection with the process of consummating the Contemplated Transactions. If such

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
activities are not successful, the Company expects to seek additional funding through equity financing, government or private-party grants, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain sufficient capital, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. If the Contemplated Transactions are consummated, any additional funding will be sought by the combined company.
The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
Unaudited Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2025 and 2024 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities Exchange Commission (the “Annual Report”) on March 20, 2025. In the Company's opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of its financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025, and 2024, and its cash flows for the nine months ended September 30, 2025, and 2024. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other interim periods.
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
During the current quarter, the Company updated certain estimates related to the carrying value of long-lived assets as a result of the announced Contemplate Transactions with Clywedog. The adjustment reflects updated assumptions regarding expected future cash flows and market participant perspectives. Additional information regarding this change in estimate and its impact on the financial statements is included in Note 7.
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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU amends the guidance for identifying the accounting acquirer in transactions involving variable interest entities (“VIEs”) where the transaction is achieved primarily through the exchange of equity interests, aligning it more closely with the guidance for voting interest entities. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2025-03 as of July 1, 2025. The adoption did not have a material impact on the our consolidated financial statements. The Company will apply the amended guidance prospectively to applicable transactions.

In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, in which the Board's intent in the basis of conclusion of Update 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this standard to determine its impact on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. The Company is currently evaluating the impact of adopting this standard to determine its impact on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This standard is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this standard to determine its impact on its disclosures.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Change
Direct research and development expenses:
VTP-1000 Celiac	$1,420	$1,751	$(331)
VTP-300 HBV	1,632	2,748	(1,116)
Other clinical programs[1]	—	1,308	(1,308)
Other pre-clinical programs	437	707	(270)
Total direct research and development expenses	3,489	6,514	(3,025)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[2]	1,667	3,871	(2,204)
Facility related	166	214	(48)
Other indirect costs	68	540	(472)
Total indirect research and development expenses	1,901	4,625	(2,724)
Total research and development expenses	$5,390	$11,139	$(5,749)

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Change
Direct research and development expenses:
VTP-1000 Celiac	$4,184	$4,496	$(312)
VTP-300 HBV	4,819	7,695	(2,876)
Other clinical programs[1]	1,384	4,201	(2,817)
Other pre-clinical programs	1,305	2,398	(1,093)
Total direct research and development expenses	11,692	18,790	(7,098)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[2]	8,061	12,968	(4,907)
Facility related	850	947	(97)
Other indirect costs	1,030	1,221	(191)
Total indirect research and development expenses	9,941	15,136	(5,195)
Total research and development expenses	$21,633	$33,926	$(12,293)

[1] This includes expenses relating to the infectious disease and oncology programs; VTP-850 Prostate cancer, VTP-200 HPV, VTP-600 NSCLC (the Phase 1/2a trial is sponsored by Cancer Research UK) and VTP-500 MERS (funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (“CEPI”)). Expenses relating to these programs were previously presented separately, but are now aggregated for the prior period comparative.

[2]This includes $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively (three and nine months ended September 30, 2024:$0.6 million and $0.6 million, respectively) of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program, which is funded by CEPI.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company operates in two geographic regions: the U.S. and the U.K. The following table summarizes the Company’s assets held for sale and long-lived assets, which include the Company’s intangible assets, property and equipment, net, and right-of-use assets, by geography:

	September 30, 2025	December 31, 2024
United States	$21,490	$28,907
United Kingdom	138	4,797
	$21,628	$33,704
4.     Foreign Currency Translation in General and Administrative Expenses
The aggregate, net foreign exchange gain or loss recognized in general and administrative expenses for the three and nine months ended September 30, 2025 was a gain of $3.0 million and loss of $9.4 million, respectively (three and nine months ended September 30, 2024: $7.7 million loss and $6.6 million loss, respectively).
5.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2025, and 2024 (in thousands, except number of shares):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(14,571)	$(8,129)	$(55,355)	$(40,592)
Net loss attributable to noncontrolling interest	5	15	17	58
Net loss attributable to Barinthus Biotherapeutics plc shareholders	$(14,566)	$(8,114)	$(55,338)	$(40,534)
Denominator:
Weighted-average ordinary shares outstanding, basic	40,661,118	39,419,447	40,424,735	39,079,259
Weighted-average ordinary shares outstanding, diluted	40,661,118	39,419,447	40,424,735	39,079,259
Net loss per share attributable to ordinary shareholders, basic	$(0.36)	$(0.21)	$(1.37)	$(1.04)
Net loss per share attributable to ordinary shareholders, diluted	$(0.36)	$(0.21)	$(1.37)	$(1.04)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive. As of September 30, 2025, 6,231,609 potential ordinary shares issuable for stock options were excluded from the computation of diluted weighted-average shares outstanding because including these shares would have had an anti-dilutive effect (September 30, 2024: 7,340,000).
6.    Property and Equipment, Net
Depreciation expense for the three and nine months ended September 30, 2025 was $0.1 million and $2.6 million, respectively (three and nine months ended September 30, 2024: $0.7 million and $2.0 million, respectively).
During the three and nine months ended September 30, 2025, the Company recorded a gain of $0.05 million and $0.3 million, respectively, from the sale of U.K. laboratory equipment (three and nine months ended September 30, 2024: nil). The recorded associated proceeds from the equipment sale for the three and nine months ended September 30, 2025 was $0.2 million and $0.7 million, respectively (three and nine months ended September 30, 2024: nil).
As of September 30, 2025, the Company had $0.1 million (December 31, 2024: nil) of U.K. laboratory equipment as held for sale in the condensed consolidated balance sheet. The Company measures assets held for sale at the lower of the carrying amount or fair value less cost to sell. The sale of U.K. laboratory equipment is expected to be completed in 2025.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7.    Intangible Assets, Net
The gross amount of amortizable intangible assets, consisting of acquired developed technology, was $31.6 million as of both September 30, 2025 and December 31, 2024, and accumulated amortization was $16.7 million and $9.7 million as of September 30, 2025 and December 31, 2024, respectively. For the three and nine months ended September 30, 2025 impairment of long-lived assets expense was $4.7 million (three and nine months ended September 30, 2024: nil). The amortization expense for the three and nine months ended September 30, 2025 was $0.8 million and $2.4 million, respectively (three and nine months ended September 30, 2024: $0.8 million and $2.4 million, respectively). The estimated annual amortization expense is $2.5 million for the years 2025 through 2031.
During the quarter ended September 30, 2025, the Company announced it had entered into a definitive merger agreement to combine in an all-stock transaction with Clywedog. The indicative offer price was below fair value of the Company's net assets expected at completion and below prior valuations utilized in our most recent impairment assessments, thereby constituting an impairment triggering event. As a result, the Company recorded a total impairment charge for acquired development technology intangible assets of $4.7 million during the quarter. The determination of the fair value of the Company's net assets expected at completion, is a non-recurring fair value measurement. Additional triggers for impairment may be identified prior to completion of the Contemplated Transactions, as the purchase price accounting is finalized.
8.    Prepaid Expenses and Other Current Assets (in thousands):

	September 30, 2025	December 31, 2024
Prepayments	$5,412	$5,771
Value Added Tax receivable	189	—
Accrued income	72	88
Other	663	344
Total	$6,336	$6,203
9.    Accrued Expenses and Other Current Liabilities (in thousands):

	September 30, 2025	December 31, 2024
Accrued manufacturing and clinical expenses	$2,079	$3,326
Value Added Tax payable	—	2,416
Accrued bonus	308	1,774
Accrued payroll and employee benefits	621	656
Accrued professional fees	2,473	737
Accrued other[1]	1,200	616
Total	$6,681	$9,525
1 Included in Accrued other as of September 30, 2025 is a provision of $0.7 million for severance costs for the reduction in workforce.

10. Grant Income

Coalition for Epidemic Preparedness Innovations (“CEPI”) Funding Agreement

On December 20, 2023, Barinthus Biotherapeutics (UK) Limited, the Chancellors, Masters and Scholars of the University of Oxford (“Oxford,” together with Barinthus Biotherapeutics (UK) Limited, the “Partners”) and the Coalition for Epidemic Preparedness Innovations (“CEPI”) entered into a Funding Agreement (the “Funding Agreement”) pursuant to which CEPI will provide funding of up to $34.8 million to the Company to advance the development of VTP-500, the

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company’s vaccine candidate against Middle East Respiratory Syndrome (“MERS,” and such development activities, the “Project”). In December 2023, VTP-500 received PRIME (PRIority MEdicines) designation by the European Medicines Agency. There have been no changes to the terms or conditions of the grant since the previous reporting period.

In January 2025, the Company announced its strategic focus on developing a pipeline in I&I, and the deprioritization of its programs in infectious disease and oncology. The Company intends to exit the Funding Agreement as part of aligning resources in accordance with the Company's strategy.
During the nine months period ended September 30, 2025, nil (September 30, 2024: $3.0 million) proceeds have been received. For the three and nine months ended September 30, 2025 $0.1 million and $0.4 million, respectively (three and nine months ended September 30, 2024: $0.2 million and $1.0 million, respectively) income has been recognized in relation to this contract. This is presented as other operating income in the condensed consolidated statements of operations and comprehensive loss.
The Funding Agreement cash payments are restricted as to the use and management of the funds. The remaining unused amounts of the Funding Agreement cash payments of $1.4 million as of September 30, 2025 (December 31, 2024: $1.7 million) are reflected in restricted cash in the condensed consolidated balance sheets until expenditures contemplated in the Funding Agreement are incurred.

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

Changes in deferred income during the three and nine months ended September 30, 2025 and 2024, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$1,525	$839	$1,738	$—
Cash payments received	—	1,360	—	2,989
Other operating income recognized related to the Funding Agreement	(84)	(210)	(426)	(992)
Foreign exchange translation	(38)	55	91	47
Ending balance	$1,402	$2,044	$1,402	$2,044
11.    Ordinary Shares
All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of September 30, 2025:
Liquidation preference: in the event of the liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to holders of the ordinary shares shall be distributed amongst all holders of the ordinary shares in proportion to the number of shares held irrespective of the amount paid or credited as paid on any share.
Dividends: The Company may, subject to the provisions of the Companies Act 2006 and its Articles, by ordinary resolution from time to time declare dividends to be paid to shareholders not exceeding the amount recommended by the Company’s board of directors. Subject to the provisions of the Companies Act 2006, insofar as, in the board of directors’ opinions, the Company’s profits justify such payments, the board of directors (the "Board") may pay interim dividends on the Company’s ordinary shares.

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
On April 21, 2021, the Company's shareholders approved the disapplication of preemptive rights for a period of five years from the date of approval by way of a special resolution of shareholders. This included the disapplication of preemption rights in relation to the allotment of the Company's ordinary shares in connection with the initial public offering ("IPO"). This disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
On November 6, 2023, the Company held a general meeting where its shareholders approved resolutions granting the Board or any duly authorized committee of the Board the authority to allot shares in the Company or grant rights to subscribe for or to convert any security into shares in the Company free from pre-emption rights. Pursuant to such approval, the Board was authorized to allot shares up to an aggregate nominal amount of £1,928 free from statutory pre-emption rights. The granting of this authority and the corresponding disapplication of preemptive rights was in addition to all subsisting authorities. This disapplication will need to be renewed upon expiration (i.e., at least every five years) to remain effective, but may be sought more frequently for additional five-year terms (or any shorter period).
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
As of September 30, 2025, the Company had a contingent consideration liability of $2.5 million related to the acquisition of Avidea. Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a combination of cash and American Depositary Shares, upon the achievement of certain milestones. To date, the Company has made settlement payments of $0.5 million. The fair value of the contingent consideration is a Level 3 valuation and determined using the cost approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the probability of success of achievement of the milestones and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs. Significant increases (decreases) in the probability of success of achievement of the milestones would have resulted in a significantly higher (lower) fair value measurement. Significant extension (reduction) in the expected date of the milestone achievement would have resulted in a significantly lower (higher) fair value measurement.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes changes to the Company's financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$2,544	$1,888	$2,650	$1,823
Change in fair value recognized in net loss	17	(378)	(322)	(300)
Foreign exchange translation recognized in other comprehensive loss	(53)	100	180	87
Ending balance	$2,508	$1,610	$2,508	$1,610
14.  Share-Based Compensation
During the nine month period ended September 30, 2025, in accordance with the terms of the Annual Increase of the Barinthus Biotherapeutics plc Award Plan 2021 (the “Plan”), the total number of ordinary shares available for issuance under the Plan increased by 4% of the Company’s issued and outstanding ordinary shares as of January 1, 2025.
For the nine months ended September 30, 2025, the Company granted 1,470,812 options to employees and directors with a weighted average grant date fair value of $0.85 per share and a weighted average exercise price of $1.00 per share (September 30, 2024: granted 1,953,422 options, weighted average grant date fair value of $2.71 per share and a weighted average exercise price of $3.41 per share). For the nine months ended September 30, 2025, 1,931,878 options (September 30, 2024: 658,512) were forfeited.
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Nine months ended September 30,
	2025	2024
Expected volatility	114.1%	108.7%
Expected term (years)	6.0	6.0
Risk-free interest rate	4.4%	4.0%
Expected dividend yield	—%	—%
As of September 30, 2025, 6,231,609 options with a weighted average exercise price of $6.21 per share were outstanding (September 30, 2024: 7,340,000 options with a weighted average exercise price of $6.03 per share were outstanding). As of September 30, 2025, there was $1.0 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.7 years.
Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$(308)	$394	$(241)	$1,611
General and administrative	(107)	750	13	2,343
Total	$(415)	$1,144	$(228)	$3,954

15.  Commitments and Contingencies
In-License Agreements
The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, human papillomavirus infection, (“HPV”), hepatitis B virus (“HBV”) and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1% to 5% for direct sales of a covered product to 3% to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the nine month periods ended September 30, 2025 and 2024.

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
The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	September 30, 2025	December 31, 2024
Right-of-use asset	$2,063	$4,384
Lease liability, current	$2,017	$1,920
Lease liability, non-current	$9,553	$10,087

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended September 30,
	2025	2024
Other information
Operating cash flows from operating leases	$1,477	$1,306
Weighted average remaining lease term (years)	7.22	8.19
Weighted average discount rate	7.5%	7.5%

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Lease Cost
Operating leases	1,449	369	$3,108	$1,086
Total lease cost	$1,449	$369	$3,108	$1,086
Future annual minimum lease payments under operating leases as of September 30, 2025, were as follows (in thousands):

Remainder of 2025	$503
2026	2,023
2027	2,047
2028	2,073
2029	2,099
Thereafter	6,067
Total minimum lease payments	$14,812
Less: imputed interest	(3,242)
Total lease liability	$11,570

Contemplated Transactions

On September 29, 2025, the Company entered into a merger agreement to combine with Clywedog, a private company advancing novel breakthrough medicines in diabetes. The Contemplated Transactions are expected to close in the first half of 2026, subject to customary closing conditions. In connection with this strategic combination, the Company may incur additional or contingent costs, including transaction-related legal and advisory fees, and other expenses. The timing and magnitude of these costs remain uncertain, and the Company has not accrued future strategic transaction costs as of the period ended September 30, 2025, as the obligations will arise as the transaction progresses to close. Regardless of the outcome, there are anticipated additional costs and a focus of management resources on the strategic transaction which may or may not complete.

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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16.  Related Party Transactions
During the three and nine months ended September 30, 2025, the Company recognized license revenue of nil (three and nine ended September 30, 2024: $15.0 million), from Oxford University Innovation Limited, which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford.
During the three and nine months ended September 30, 2025, the Company incurred expenses, related to clinical study costs, of $0.1 million and $0.4 million, respectively (three and nine months ended September 30, 2024: $0.2 million and $0.7 million, respectively) from Oxford University Innovation Limited.

17.  Subsequent Events
In October 2025 the Company granted an aggregate of 886,018 restricted stock units (“RSUs”) to employees under the Plan. The RSUs will vest in full following the closing of the Contemplated Transactions, subject to the employee’s continued employment with the Company through such vesting date, and were granted as part of the Company’s equity incentive program to support employee retention and alignment with shareholder interests. The financial impact of this grant will be reflected in future periods in accordance with applicable accounting standards
In October 2025, the Company received $3.6 million in cash related to the research and development (“R&D”) tax credit on qualifying expenditures incurred during the financial year ended December 31, 2024.

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating autoimmune and inflammatory diseases within the I&I space. Helping patients and their families is the guiding principle at the heart of Barinthus Bio. We aim to achieve this by developing truly transformational and highly disease-specific immunotherapies.

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
We have incurred net losses in each annual and interim reporting period since 2023. For the three and nine months ended September 30, 2025, we incurred a net loss of $14.6 million and $55.4 million, respectively. As of September 30, 2025, we had an accumulated deficit of $293.0 million, and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts, as and when appropriate.

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
A change in the outcome of any of these or other variables with respect to the development of any of our current and future product candidates could significantly change the costs and timing associated with the development of that product candidate, in either direction. Furthermore, our operating plans may change in the future owing to research outcomes or other opportunities, and we may need additional funds to meet operational needs and capital requirements associated with such altered operating plans. Unless and until we can generate a substantial amount of revenue from our product candidates, if approved, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. Based on our current standalone research and development plans, we expect that our existing cash, cash equivalents, restricted cash and other financial resources will enable us to fund our operating expenses and capital expenditure requirements into the start of 2027. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.
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

Recent Developments
VTP-1000: Celiac Disease
The single ascending dose (“SAD”) part of the Phase 1 AVALON clinical trial of VTP-1000 in patients with celiac disease is ongoing, with no treatment related serious adverse events reported to date. We anticipate announcing data from the SAD phase of the trial before the end of 2025. The multiple ascending dose part of the Phase I Avalon clinical trial has commenced enrolling patients, and data are expected in the second half of 2026.
Merger Agreement with Clywedog
On September 29, 2025, we entered into the Merger Agreement with Topco, Merger Sub and Clywedog. The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth therein (i) Topco will acquire our entire issued and to be issued share capital pursuant to a scheme of arrangement (subject to any modification, addition or condition which (a) we, Topco and Clywedog mutually agree and which (if required) is approved by the Court or (b) is otherwise imposed by the Court and mutually acceptable to us, Topco and Clywedog, each acting reasonably and in good faith, in each case in accordance with the Scheme of Arrangement, resulting in us becoming a direct wholly owned subsidiary of Topco, and (ii) Merger Sub will merge with and into Clywedog, with Clywedog continuing as the surviving corporation and a direct wholly owned subsidiary of Topco in accordance with the Delaware General Corporations Law. The Scheme Transaction will be consummated prior to the Merger.
At the Scheme Effective Time, upon the terms and subject to the conditions set forth in the Merger Agreement, Topco will acquire each of our outstanding ordinary shares, which, for the avoidance of doubt, will include ordinary shares held by the Depositary (or to the extent that the Depositary is not itself the registered holder of such shares that underly the ADSs, each representing one (1) ordinary share, whichever nominee, custodian or other entity is the registered holder under the terms of the Deposit Agreement, dated as of April 29, 2021, among us, the Depositary, and all holders from time to time of the ADSs, as may be amended from time to time), from the holders of Scheme Shares whose names appear in our register of members at the Scheme Effective Time) in accordance with the provisions of the Scheme of Arrangement, and each Scheme Share will be converted into the right to receive (i) one (1) share of Topco Common Stock subject to and strictly in accordance with the terms of the Scheme of Arrangement plus (ii) cash in lieu of any fractional shares, rounded down to the nearest whole share. Following the Scheme Effective Time, Topco may in its discretion elect to commence a Self-Tender Offer to purchase up to $27,000,000 in shares of Topco Common Stock then issued and outstanding, which Self-Tender Offer, if elected, will be consummated prior to the Merger.
At the Merger Effective Time, subject to adjustment in accordance with the terms of the Merger Agreement, each share of Clywedog Common Stock and each share of Clywedog Preferred Stock, other than Clywedog Capital Stock held as treasury stock or owned by Topco or Merger Sub immediately prior to the Merger Effective Time, will be converted solely into the right to receive (i) 4.358932 of shares of Topco Common Stock plus (ii) cash in lieu of any fractional shares, rounded down to the nearest whole share.
If the Scheme Transaction is consummated, our ordinary shares will be delisted from the Nasdaq and deregistered under the Exchange Act. Topco will apply to list the shares of Topco Common Stock to be issued in the Combinations on Nasdaq effective immediately following the Merger Effective Time.
The newly combined company will advance a novel portfolio of clinical-stage candidates targeting metabolic and autoimmune diseases, with four clinical data milestones expected within 18 months of the closing of the Contemplated Transactions. Upon the closing of the Contemplated Transactions, the combined company will be renamed “Clywedog Therapeutics Holdings, Inc.” and is expected to trade on the Nasdaq Stock Market under the new ticker symbol “CLYD.” The Contemplated Transactions are expected to close in the first half of 2026, with the combined company supported by existing cash and additional investments by entities managed by OrbiMed and TPAV, LLC, both existing shareholders in Clywedog, and new investors.

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
Our general and administrative expenses would continue to increase in the future if we expand our operating activities and if we seek to manufacture and/or commercialize any of our current and future product candidates. These costs will increase if our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Market (“Nasdaq”) and the SEC, directors’ and officers’ liability insurance premiums and investor relations activities.

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
For 2025, we benefit from the applicable United Kingdom research and development tax credit regime, which is the merged scheme Research & Development expenditure credit (“RDEC”) and enhanced R&D intensive support (“ERIS”) that replaces the old RDEC and small and medium-sized enterprise (“SME”) schemes for accounting periods beginning on or after April 1, 2024. For expenditure under the merged scheme, the rate of Research and Development expenditure credit is 20%, which is the same as the rate under the old RDEC scheme for expenditure incurred on or after April 1, 2023. For loss-makers and small profit-makers, a lower rate of notional tax restriction (currently 19%) applies at payment. The amount of the Pay As You Earn (“PAYE”) cap for claims under both the merged scheme and ERIS is £20,000 plus 300% of the company’s relevant PAYE and National Insurance contributions liabilities. The PAYE cap (where applicable) will limit the amount of payable credit that can be received in the accounting period under consideration. Any excess over the cap will be carried forward and treated as an amount of Research and Development expenditure credit to which the company will be entitled for the next accounting period. Based on prior claims and the split of qualifying spend it is expected that the PAYE cap is unlikely to affect the net benefit. Furthermore, legislation included in Finance Act 2024 restricts the extent to which payments to contractors for R&D and externally provided workers can qualify for R&D relief where R&D activity takes place outside the U.K., which may restrict the ability to include cost incurred on externally provided workers based in the U.S.
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
In future years, we may not be able to continue to claim research and development tax credits under the United Kingdom research and development tax credit regime if we no longer qualify based on the eligibility criteria. Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. There was no tax loss restriction applied to the R&D tax credits in the U.K. for the nine months ended September 30, 2025 and 2024.

Critical Accounting Policies and Use of Estimates
This discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to fair value of contingent consideration and impairment of intangible assets. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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

During the quarter ended September 30, 2025, we announced that we have entered into a definitive merger agreement to combine in an all-stock transaction with Clywedog. The indicative offer price was below fair value of the Company's net assets expected at completion and below prior valuations utilized in the Company's most recent impairment assessments, thereby constituting an impairment triggering event. As a result, the Company recorded a total impairment charge for acquired development technology intangible assets of $4.7 million during the quarter. The determination of the fair value of the Company's net assets expected at completion, is a non-recurring fair value measurement. Additional triggers for impairment may be identified prior to completion of the Contemplated Transactions, as the purchase price accounting is finalized.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table sets forth the significant components of our results of operations (in thousands):

	Three months ended September 30, 2025	Three months ended September 30, 2024	Change
License revenue	$—	$14,969	(14,969)
Operating expenses:
Research and development	5,390	11,139	(5,749)
General and administrative	5,165	13,420	(8,255)
Impairment of long-lived assets	4,667	—	4,667
Total operating expenses	15,222	24,559	(9,337)
Other operating income	156	210	(54)
Loss from operations	(15,066)	(9,380)	(5,686)
Other income/(expense)
Interest income	472	631	(159)
Interest expense	(13)	(17)	4
Research and development incentives	240	608	(368)
Other income	(275)	26	(301)
Total other income	424	1,248	(824)
Loss before income tax	(14,642)	(8,132)	(6,510)
Tax benefit	71	3	68
Net loss	$(14,571)	$(8,129)	$(6,442)
Revenue
For the three months ended September 30, 2025, and 2024, our revenue consisted of nil and $15.0 million, respectively, from the OUI License Agreement Amendment with respect to amounts owed to us by OUI for the commercial sales of Vaxzevria. In 2024, AstraZeneca announced it had made the strategic decision to initiate the withdrawal of marketing authorization for Vaxzevria within Europe, citing decline in demand as the reason for the decision. We do not expect to receive any further payments relating to future commercial sales of Vaxzevria and, if such payments are due, that we will be notified of such payments in a timely manner.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30, 2025	Three months ended September 30, 2024	Change
Direct research and development expenses:
VTP-1000 Celiac	$1,420	$1,751	$(331)
VTP-300 HBV	1,632	2,748	(1,116)
Other clinical programs[1]	—	1,308	(1,308)
Other pre-clinical programs	437	707	(270)
Total direct research and development expenses	3,489	6,514	(3,025)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[2]	1,667	3,871	(2,204)
Facility related	166	214	(48)
Other indirect costs	68	540	(472)
Total indirect research and development expenses	1,901	4,625	(2,724)
Total research and development expenses	$5,390	$11,139	$(5,749)

[1] This includes expenses relating to the infectious disease and oncology programs; VTP-850 Prostate cancer, VTP-200 HPV, VTP-600 NSCLC (the Phase 1/2a trial is sponsored by Cancer Research UK) and VTP-500 MERS (funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (“CEPI”)).

[2]This includes $0.1 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program, which is funded by CEPI.

Our research and development expenses for the three months ended September 30, 2025 and 2024 were $5.4 million and $11.1 million, respectively.
Direct expenses for the three months ended September 30, 2025 and 2024 were $3.5 million and $6.5 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $3.0 million decrease, $2.7 million pertains to a net decrease in spend across the infectious disease and oncology programs following the strategic decision to prioritize pipeline assets within the I&I space. Additionally, there was a $0.3 million decrease in spend on VTP-1000, as one-off trial initiation costs incurred in the third quarter of 2024 did not reoccur in the third quarter of 2025.
Indirect research and development expenses for the three months ended September 30, 2025 and 2024 were $1.9 million and $4.6 million, respectively. The decrease of $2.7 million relates primarily to the reduction in headcount and the associated personnel-related expense (including share-based compensation), combined with the closure of the U.K. laboratory which occurred in the third quarter of 2025 resulting in a reduction in the allocation of facility and other indirect costs to research and development.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2025 and 2024 were $5.2 million and $13.4 million, respectively. The decrease of $8.2 million relates primarily to a gain of $3.0 million on foreign exchange for the three months ended September 30, 2025, compared to a loss of $7.7 million for the three months ended September 30, 2024, primarily relating to an increase in unrealized losses on foreign exchange driven mainly by translation of United States dollar balances in pound sterling denominated entities. There has been an increase of $2.4 million in professional fees attributable to increased strategic activity, and an increase of $0.8 million in depreciation charges due to the decreased estimated useful lives of the U.K. right of use asset, leasehold improvements and laboratory equipment, offset by a decrease of $1.0 million in personnel-related expenses relating to the reduction in headcount.

Impairment of long-lived assets expense
For the three months ended September 30, 2025 and 2024, impairment of long-lived assets expense was $4.7 million and nil, respectively. This increase relates to the impairment assessment performed during the third quarter of 2025, following an impairment triggering event identified in relation to the Company entering a definitive merger agreement to combine in an all-stock merger transaction with Clywedog. See Note 7 for further details.
Other Operating Income
For the three months ended September 30, 2025 and 2024, other operating income was $0.2 million and $0.2 million, respectively, primarily resulting from qualifying activity on the development of VTP-500 for the prevention of MERS and associated utilization of the funding provided by CEPI under the Funding Agreement. Minimal future activity is expected following the strategic decision to prioritize pipeline assets in the I&I space.
Interest Income
For the three months ended September 30, 2025 and 2024, interest income was $0.5 million and $0.6 million, respectively, with the decrease resulting from both the reduction in interest rates and the reduction in cash amounts on short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the three months ended September 30, 2025 and 2024, research and development incentives were $0.2 million and $0.6 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. The decrease of $0.4 million is primarily due to a decrease in qualifying research and development activities.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table sets forth the significant components of our results of operations (in thousands):

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Change
License revenue	$—	$14,969	(14,969)
Operating expenses:
Research and development	21,633	33,926	(12,293)
General and administrative	33,188	26,615	6,573
Impairment of long-lived assets	4,667	—	4,667
Total operating expenses	59,488	60,541	(1,053)
Other operating income	498	992	(494)
Loss from operations	(58,990)	(44,580)	(14,410)
Other income/(expense)
Interest income	1,551	2,041	(490)
Interest expense	(38)	(41)	3
Research and development incentives	1,884	1,895	(11)
Other income	120	46	74
Total other income	3,517	3,941	(424)
Loss before income tax	(55,473)	(40,639)	(14,834)
Tax benefit	118	47	71
Net loss	$(55,355)	$(40,592)	$(14,763)

Revenue
For the nine months ended September 30, 2025 and 2024, our revenue consisted of nil and $15.0 million, respectively, from the OUI License Agreement Amendment with respect to amounts owed to us by OUI for the commercial sales of Vaxzevria. In 2024, AstraZeneca announced it had made the strategic decision to initiate the withdrawal of marketing authorization for Vaxzevria within Europe, citing decline in demand as the reason for the decision. We do not expect to receive any further payments relating to future commercial sales of Vaxzevria and, if such payments are due, that we will be notified of such payments in a timely manner.
Research and Development Expenses
The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine months ended September 30, 2025	Nine months ended September 30, 2024	Change
Direct research and development expenses by program:
VTP-1000 Celiac	$4,184	$4,496	$(312)
VTP-300 HBV	4,819	7,695	(2,876)
Other clinical programs[1]	1,384	4,201	(2,817)
Other pre-clinical programs	1,305	2,398	(1,093)
Total direct research and development expenses	11,692	18,790	(7,098)
Indirect research and development expenses:
Personnel-related (including share-based compensation)[2]	8,061	12,968	(4,907)
Facility related	850	947	(97)
Other indirect costs	1,030	1,221	(191)
Total indirect research and development expenses	9,941	15,136	(5,195)
Total research and development expenses	$21,633	$33,926	$(12,293)

[1] This includes expenses relating to the infectious disease and oncology programs; VTP-850 Prostate cancer, VTP-200 HPV, VTP-600 NSCLC (the Phase 1/2a trial is sponsored by Cancer Research UK) and VTP-500 MERS (funded pursuant to an agreement with the Coalition for Epidemic Preparedness Innovations (“CEPI”)). Expenses relating to these programs were previously presented separately, but are now aggregated for the prior period comparative.

[2] This includes $0.2 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively, of personnel-related indirect expenses relating to time spent progressing the VTP-500 MERS program, which is funded by CEPI.

Our research and development expenses for the nine months ended September 30, 2025 and 2024 were $21.6 million and $33.9 million, respectively.
Direct expenses for the nine months ended September 30, 2025 and 2024 were $11.7 million and $18.8 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $7.1 million decrease, $6.8 million pertains to a net decrease in spend across the infectious disease and oncology programs following the strategic decision to prioritize pipeline assets within the I&I space. Additionally, there was a $0.3 million decrease in spend on VTP-1000, as one-off trial initiation costs incurred in the third quarter of 2024 did not reoccur in the third quarter of 2025.
Indirect research and development expenses for the nine months ended September 30, 2025 and 2024 were $9.9 million and $15.1 million, respectively. The decrease of $5.2 million primarily relates to the reduction in headcount and the associated personnel-related expense (including share-based compensation).
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2025 and 2024 were $33.2 million and $26.6 million, respectively. The increase of $6.6 million relates to an increase of $4.5 million in professional fees attributable to increased strategic activity, a increase of $2.7 million foreign exchange loss, primarily relating to an increase in unrealized losses on foreign exchange driven mainly by translation of United States dollar balances in pound sterling denominated entities, and an increase of $2.1 million in depreciation charges due to the decreased estimated useful lives of the U.K. right of use asset, leasehold improvements and laboratory equipment, offset by a decrease of $2.1 million in personnel-related expenses relating to the reduction in headcount and the associated personnel-related expense (including share-based compensation).
For the nine months ended September 30, 2025 and 2024, impairment of long-lived assets expense was $4.7 million and nil, respectively. This increase relates to the impairment assessment performed during the third quarter of 2025, following an impairment triggering event identified in relation to the Company entering a definitive merger agreement to combine in an all-stock transaction with Clywedog. See Note 7 for further details.
Other Operating Income
For the nine months ended September 30, 2025 and 2024, other operating income was $0.5 million and $1.0 million, respectively, primarily resulting from a reduction in qualifying activity for the development of VTP-500 for the prevention of MERS, and associated utilization of the funding provided by CEPI under the Funding Agreement. Minimal future activity is expected following the strategic decision to prioritize pipeline assets in the I&I space.
Interest Income
For the nine months ended September 30, 2025 and 2024, interest income was $1.6 million and $2.0 million, respectively, with the decrease resulting from both the reduction in interest rates and the reduction in cash amounts on short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the nine months ended September 30, 2025 and 2024, research and development incentives were $1.9 million and $1.9 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront, royalty and milestone payments from Oxford University Innovation (“OUI”) in connection with the OUI License Agreement Amendment for Vaxzevria. Through September 30, 2025, we have received gross proceeds of approximately $330.1 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of September 30, 2025, we had cash, cash equivalents and restricted cash of $75.7 million. Key financing and corporate milestones include the following:
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
•Between December 2022 and December 2024, we raised net proceeds of $5.1 million from the issuance of 2,558,586 shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC ("Jefferies").
On August 9, 2022, we filed a Registration Statement on Form S-3, as amended (the “Shelf”), with the SEC in relation to the registration and potential future issuance of ordinary shares, including ordinary shares represented by ADSs, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on August 17, 2022 and expired as of August 17, 2025. We also simultaneously entered into a sales agreement with Jefferies, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $75.0 million of our ordinary shares represented by ADSs from time to time in “at-the-market” offerings under the Shelf. Between December 2022 and December 2024, whilst the Shelf was effective, the Company raised net proceeds of $5.1 million from the issuance of 2,558,586 shares represented by ADSs through "at-the-market" offerings under the sales agreement with Jefferies. Following the expiration of the Shelf on August 17, 2025, this ATM facility is no longer available as a source of liquidity.
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
On September 29, 2025, we entered into the Merger Agreement providing for our combination with Clywedog. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course of business between the execution of the Merger Agreement and the closing of the Combinations. Outside of certain limited exceptions, we may not take certain actions without Clywedog’s consent, including (i) acquiring businesses and disposing of significant assets, (ii) incurring expenditures above specified thresholds; (iii) incurring additional debt outside the ordinary course of business, (iv) issuing additional securities, or (v) repurchasing ordinary shares or ADSs.
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Net cash used in operating activities	$(43,737)	$(42,026)
Net cash provided by/(used) in investing activities	414	(614)
Net cash provided by financing activities	2	1,326
Effect of exchange rates on cash, cash equivalents and restricted cash	6,595	5,326
Net decrease in cash, cash equivalents and restricted cash	$(36,726)	$(35,988)
Cash Used in Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $43.7 million, primarily resulting from our net loss of $55.4 million adjusted by depreciation and amortization of $4.9 million, impairment of long-lived assets of $4.7 million, unrealized foreign exchange loss of $3.7 million, non-cash lease expenses of $3.1 million, contingent consideration adjustments of $0.3 million and profit on sale of property and equipment of $0.3 million. The changes in our operating assets and liabilities, net, of $3.8 million primarily related to a $5.2 million decrease in accounts payable and accrued expenses, a $0.4 million decrease in prepaid expenses and other current assets and a $1.5 million decrease in operating lease liabilities, offset by a $2.9 million decrease in research and development incentive receivables, following receipt of the 2023 research and development tax credit claim.

During the nine months ended September 30, 2024, net cash used in operating activities was $42.0 million, primarily resulting from our net loss of $40.6 million adjusted by depreciation and amortization of $4.4 million, share based compensation of $4.0 million, unrealized foreign exchange loss of $2.0 million, non-cash lease expense of $1.1 million and changes in our operating assets and liabilities, net of $12.6 million primarily related to a $15.0 million increase in contract asset (including related parties), a $2.1 million decrease in prepaid expense, $2.0 million increase in deferred income, $1.3 million decrease in operating lease liabilities and $0.2 million decrease in accounts payable and accrued expenses.
Net Cash Provided By/(Used) in Investing Activities
During the nine months ended September 30, 2025 and 2024, cash provided by/(used) in investing activities was $0.4 million and ($0.6 million), respectively. For the nine months ended September 30, 2025, these amounts primarily related to proceeds received upon the sale of U.K. laboratory equipment. For the nine months ended September 30, 2024, these amounts primarily related to capital expenditures related to leasehold improvements on our new office and laboratory facilities in Germantown, Maryland, United States, that the Company relocated its operations in June 2023.
Net Cash Provided by Financing Activities

During the nine months ended September 30, 2025, cash provided by financing activities related only to net proceeds received from the issuance of ordinary shares through stock exercises. During the nine months ended September 30, 2024, cash provided by financing activities of $1.3 million primarily related to net proceeds received from the issuance of ordinary shares through the “at-the-market” sales agreement.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the nine months ended September 30, 2025 and 2024, the effect of foreign exchange on cash, cash equivalents and restricted cash was a gain of $6.6 million and a gain of $5.3 million respectively, primarily as a result of a translational gain from the conversion of balances in pound sterling denominated entities to the United States dollar reporting currency.
Future Funding Requirements
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, except for 2022 when we were profitable. We have negative operating cash flows for the period ended September 30, 2025 and as of September 30, 2025, we had an accumulated deficit of $293.0 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:
•pursue the clinical and preclinical development of our current product candidates;
•use our technologies to advance additional product candidates into preclinical and clinical development;
•seek marketing authorizations for product candidates that successfully complete clinical trials, if any;
•attract, hire and retain additional clinical, regulatory, quality control and other personnel;
•conduct preclinical studies and clinical trials for our current and future product candidates based on our proprietary synthetic and biologic platforms, including SNAP-TI, the ChAdOx and MVA vectors;
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
•incur additional legal, accounting and other expenses in operating our business, including the additional costs associated with operating as a public company; and
•incur additional legal, advisory, accounting, tax and other expenses in operating our business, including the additional costs associated with completing the Contemplated Transactions.
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
Our future capital requirements may depend on many factors, including:
•the timing, outcome and terms of the Contemplated Transactions currently in progress as well as associated transaction and advisory costs;
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
•the success of our collaborations with CEPI, Oxford University/OUI, Arbutus, CanSino Biologics Inc., Cancer Research UK, and the Ludwig Institute and any future collaboration partners;
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
Based on our current standalone research and development plans, we expect that our existing cash, cash equivalents, restricted cash and other financial resources will enable us to fund our operating expenses and capital expenditure requirements into the start of 2027. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.
We may require substantial additional financing in the future to meet any such unanticipated factors, including if the Contemplated Transactions are not consummated timely or at all. If we raise additional funds through collaborations, strategic alliances, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we would be required to delay, limit, reduce or terminate our product development programs, future commercialization efforts, other operational plans or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of September 30, 2025.
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
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Foreign Currency and Currency Translation
We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Barinthus Biotherapeutics plc and its consolidated subsidiaries, Barinthus Biotherapeutics (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiaries, Barinthus Biotherapeutics North America, Inc., Beacon Topco, Inc. and Cdog Merger Sub, Inc., is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Pty Limited, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Switzerland GmbH, is the Swiss franc. Our cash, cash equivalents and restricted cash as of September 30, 2025 consisted primarily of cash balances held by Barinthus Biotherapeutics (UK) Limited in United States dollars.
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

We incur significant operating costs in the United Kingdom and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our U.K. operations that are settled in pound sterling. For the three and nine months ended September 30, 2025, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in a material change to our current and projected expenses denominated in pound sterling.
Interest Rate Sensitivity
We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash, cash equivalents and restricted cash of $75.7 million as of September 30, 2025, which were primarily held as account balances with banks in the United Kingdom, United States and Australia. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A.    Risk Factors.
Other than the risks included below that have been amended and restated, there have been no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K as filed with the SEC on March 20, 2025.

Risks Related to the Contemplated Transactions with Clywedog

Our failure to complete the Contemplated Transactions would have a material adverse effect on our business, results of operations, financial condition and stock price.

Completion of the Contemplated Transactions is subject to the satisfaction of various conditions, including (i) the effectiveness of a registration statement to register the shares of Topco Common Stock to be issued in connection with the Combinations; (ii) the absence of any law or order that enjoins, prevents, prohibits, or makes illegal the consummation of the Contemplated Transactions; (iii) approvals by our shareholders of the Scheme Transaction and certain related matters, and sanction by the Court of the Scheme Transaction; (iv) approval by Clywedog’s stockholders of the Merger Agreement, the Merger and Contemplated Transactions; (v) the approval for listing by the Nasdaq Global Select Market (“Nasdaq”) of the shares of Topco Common Stock issuable in the Combinations; (vi) certain consents, clearances and expirations or terminations of waiting periods under applicable antitrust laws; (vii) the absence of a material adverse effect with respect to either party; (viii) the completion of the Self-Tender Offer to the extent that Topco elects to commence the Self-Tender Offer; (ix) minimum cash requirements for each party; and (xi) subject to certain materiality and material adverse effect qualifiers, the accuracy of the representatives and warranties of the parties contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement. As of the date of this report, the transaction is expected to close in the first half of 2026, subject to the satisfaction or waiver of these conditions. There is no assurance that all of the various conditions will be satisfied or waived, or that the Contemplated Transactions will be completed on the proposed terms, within the expected timeframe, or at all.

The Contemplated Transactions may be delayed, and may ultimately not be completed, due to a number of factors, including the following:
•We may fail to obtain the approval of the Scheme Transaction by our shareholders. Despite our board of directors having carefully and thoroughly considered a variety of strategic options and having determined that such strategic options either were unavailable to the Company, or would not provide value to shareholders greater than the value that would be provided in the Contemplated Transactions, we may be unable to secure the requisite approval of our shareholders.
•We may fail to obtain regulatory approvals from various governmental entities (or conditions, limitations or restrictions may be imposed on such approvals). We cannot provide any assurance that we will not face regulatory hurdles, blocks or delays with respect to the Contemplated Transactions. Material delays in obtaining any required approvals may result in the termination of the Contemplated Transactions, as either party may terminate the Contemplated Transactions if the Contemplated Transactions is not consummated by September 30, 2026, subject to certain extensions as further described in the Merger Agreement.
•Potential shareholder litigation and other legal and regulatory proceedings may delay or prevent the Contemplated Transactions.
•The parties may fail to satisfy one or more of the conditions to the completion of the Contemplated Transactions.

Additional risks if the Contemplated Transactions are not completed include:

•to the extent the current market price of our ADSs reflects an assumption that the Contemplated Transactions will be completed, the price of our ADSs could decrease; and
•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, distributors, retailers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the Contemplated Transactions.

The failure to successfully integrate our business with that of Clywedog in the expected timeframe would adversely affect our future business and financial performance and the value of our stockholders’ investment following the Combinations.

The combination of two independent companies is a complex, costly and time-consuming process. As a result, Topco will be required to devote significant management attention and resources to integrate our business practices and operations with those of Clywedog. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude realization of the full benefits expected by us and our shareholders from the Contemplated Transactions. The failure of Topco to meet the challenges involved in successfully integrating our operations with those of Clywedog or otherwise to realize the anticipated benefits of the Contemplated Transactions could cause an interruption of the activities of Topco and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention, and may cause Topco’s stock price to decline. The difficulties of combining our operations with those of Clywedog include, among others:

•managing a significantly larger company;
•coordinating geographically separate organizations, including extensive international operations;
•the potential diversion of management’s focus and resources from other strategic opportunities and from operational matters;
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Combinations and integrating the companies’ operations;
•aligning and executing the strategy of the combined companies;
•retaining existing business relationships and executing new strategic or commercial relationships;
•maintaining employee morale and retaining key management and other employees;
•the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, systems, procedures and policies;
•integrating two unique business cultures, which may prove to be incompatible;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•integrating IT, communications and other systems;
•changes in applicable laws and regulations;
•managing tax costs or inefficiencies associated with integrating the operations of each company;
•unforeseen expenses or delays associated with the Contemplated Transactions; and
•taking actions that may be required in connection with obtaining regulatory approvals.

Many of these factors will be outside of our control and any one of them could result in increased costs and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations as Topco. In addition, even if our operations are integrated successfully with those of Clywedog, Topco may not realize the full benefits of the Contemplated Transactions, including the synergies, cost savings or growth opportunities that we and our shareholders expect. These benefits may not be achieved within the anticipated timeframe, or at all. As a result, we cannot assure our shareholders that the Contemplated Transactions will be completed successfully, that the integration will be accomplished within the expected timeframe, or that Topco will realize the full benefits anticipated from the Contemplated Transactions, any of which could adversely affect the value of our shareholders’ investment.

Our shareholders and Clywedog’s stockholders may not realize a benefit from the Contemplated Transactions commensurate with the ownership dilution they will experience in connection with the Contemplated Transactions.

If Topco is unable to realize the full strategic and financial benefits currently anticipated from the Contemplated Transactions, our shareholders and Clywedog’s stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent

Topco is able to realize only part of the strategic and financial benefits currently anticipated from the Contemplated Transactions.

Our shareholders and Clywedog’s stockholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, Topco following the completion of the Contemplated Transactions as compared to their current ownership and voting interests in the respective companies.

After the completion of the Contemplated Transactions, the our current shareholders and the current stockholders of Clywedog will generally own a smaller percentage of Topco than their ownership of their respective companies prior to the Contemplated Transactions. Immediately after the Contemplated Transactions, our shareholders as of immediately prior to the Scheme Transaction are expected to own approximately 34% of the outstanding shares of Topco and former Clywedog stockholders are expected to own approximately 66% of the outstanding shares of Topco.

During the period prior to the closing of the Contemplated Transactions, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Contemplated Transactions on our business relationships, financial condition, operating results and business.

Inherent risks to our business during the period prior to the closing of the Contemplated Transactions that may adversely affect our business relationships, financial condition, operating results and business include:
•the possibility of disruption to our business and operations, including diversion of management attention and resources;
•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Contemplated Transactions;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Contemplated Transactions, and other restrictions on our ability to conduct our business included in the Merger Agreement;
•our inability to solicit other acquisition proposals during the pendency of the Contemplated Transactions;
•the amount of the costs, fees, expenses and charges related to the Contemplated Transactions and the Contemplated Transactions; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Contemplated Transactions.

Litigation may arise in connection with the Contemplated Transactions, which could be costly, prevent consummation of the Contemplated Transactions, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the Contemplated Transactions, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Contemplated Transactions may materially adversely affect our business, financial condition and operating results, including by decreasing our cash reserves for related expenses. If the Contemplated Transactions are not consummated, for any reason, litigation could be filed in connection with the failure to consummate the Contemplated Transactions. Any litigation related to the Contemplated Transactions may result in negative publicity or an unfavorable impression of our company, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our clients, or otherwise materially harm our operations and financial performance.

We are subject to restrictions on our business activities under the Merger Agreement.

While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Clywedog’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase, reclassify or issue securities, make loans, pay dividends, incur indebtedness, make capital expenditures, enter into, amend or terminate certain contracts, change accounting policies or procedures, initiate or settle certain litigation, change tax classifications and elections, or take certain actions relating to intellectual property.

Risks Related to Our Business and Industry and Risks Related to Clinical Development

Inadequate funding for the U.S. Food and Drug Administration (the "FDA"), the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business and timelines.

Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the Presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. The Trump Administration has issued executive orders seeking to greatly reduce the size of the federal workforce, including through layoffs and severance packages offered to employees of federal agencies within the executive branch and independent agencies, including the FDA. Any such reduction in personnel may result in longer review times by the FDA and other agencies.

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

Over the last several years the U.S. government has shut down several times and certain regulatory authorities, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, or if staffing changes prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. Currently, federal agencies in the United States are not operating due to expiration of a continuing resolution on September 30, 2025. Disruptions at the FDA and other agencies may slow the time necessary for review and approval (including the Contemplated Transactions), which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have furloughed critical FDA, SEC and other government employees and stopped critical activities. While the government has been shut down since October 1, 2025, it is uncertain how long such shutdown will last. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and timelines.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. The new U.S. administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. For example, the United States has announced tariffs on many goods imported from specified nations, included China and those in the European Union. In addition, there are currently discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our ordinary shares or ADSs. We are evaluating the elections available under OBBBA. Based on our current assessment, we do not expect the changes to Section 174 under the OBBBA to have a material impact on our financial position or results of operations. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in our ordinary shares or ADSs.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains express or implied forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Quarterly Report are based upon information available to our management as of the date of this Quarterly Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:
•the Proposed Combinations with Clywedog and expectations regarding the timing and benefits of, and our ability to consummate, the Proposed Combinations;
•the success, cost and timing of our product development activities and clinical trials;
•the timing, scope or likelihood of regulatory filings and approvals, including timing of IND, New Drug Application, and Biologics License Application filings for our current and future product candidates, and final FDA, European Medicines Agency, United Kingdom Medicines and Healthcare products Regulatory Agency, or other foreign regulatory authority approvals relating to our current and future product candidates;
•our future expectations, plans and prospects, including the estimates of costs that we expect to incur in connection with any future restructuring and the timing thereof;
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three and nine months ended September 30, 2025 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from Initial Public Offering
On May 4, 2021, we completed our IPO of 6,500,000 ADSs at a price of $17.00 per ADS for an aggregate offering price of approximately $110.5 million. Morgan Stanley & Co., Jefferies, Barclays Capital Inc., William Blair & Company, L.L.C. and H.C. Wainwright & Co., LLC served as the underwriters of the IPO. The offer and sale of all of the ADSs in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-255158), which became effective on April 29, 2021.
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

Purchase of Equity Securities
None.
Item 3.      Defaults Upon Senior Securities.
Not Applicable.
Item 4.      Mine Safety Disclosures.
Not Applicable.

Item 5.      Other Information.
Rule 10b5-1 Trading Plans
None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended September 30, 2025.
Item 6.      Exhibits.

Exhibit Number	Description
2.1
Merger Agreement, dated as of September 29, 2025, by and among the Registrant, Topco, Merger Sub, and Clywedog (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K (File No. 001-40367) filed with the Securities and Exchange Commission on September 30, 2025).

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

BARINTHUS BIOTHERAPEUTICS PLC

Date: November 7, 2025	By:	/s/ William Enright
William Enright Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)