Form 10-K
period 2025-12-31
Barinthus Biotherapeutics plc.
filed 2026-03-13
CIK 1828185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-40367
BARINTHUS BIOTHERAPEUTICS PLC
(Exact name of registrant as specified in its charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20400 Century Blvd Suite 210 Germantown, MD	20874
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 443 917-0966
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares*	BRNS	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares, nominal value £0.000025 per share, in the form of American Depositary Shares, held by non-affiliates was approximately $13.7 million.
The number of shares outstanding of the registrant’s ordinary shares, nominal value £0.000025 per share, as of March 6, 2026: 40,848,893 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

BARINTHUS BIOTHERAPEUTICS PLC
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

We own the registered trademark BARINTHUS in the United Kingdom ("U.K."), and we have filed applications at the U.K. Intellectual Property Office and other intellectual properties to register trademarks for BARINTHUS, SNAP-TI, SNAP-CI and a design logo globally. We also own various trademark registrations and applications, and unregistered trademarks, including the registered trademark VACCITECH, and trademarks relating to the technologies acquired as part of our acquisition of Avidea Technologies, Inc. in December 2021 including the registered trademarks SNAPVAX and SYNTHOLYTIC. All other trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K ("Annual Report") are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains express or implied forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “may,” “might,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “objective,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “ongoing,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. The forward-looking statements and opinions contained in this Annual Report are based upon information available to our management as of the date of this Annual Report and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•the transactions with Clywedog Therapeutics, Inc. (“Clywedog”) contemplated by the Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”), dated September 29, 2025, by and among us, Cdog Merger Sub, Inc. and Clywedog (the “Contemplated Transactions”), and expectations regarding the timing and benefits of, and our ability to consummate, the Contemplated Transactions;
•the success, cost and timing of our product development activities and clinical trials;
•the timing, scope or likelihood of regulatory filings and approvals, including timing of Investigational New Drug Application ("IND"), New Drug Application ("NDA"), and Biologics License Application ("BLA") filings for our current and future product candidates, and final U.S. Food and Drug Administration ("FDA"), European Medicines Agency ("EMA"), U.K. Medicines and Healthcare products Regulatory Agency ("MHRA"), or other foreign regulatory authority approvals relating to our current and future product candidates;
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
•the impact of global economic and political developments on our business, including inflationary pressures, volatile interest rates, or intensified disruptions in the global financial markets, the change in the U.S. presidential administration, the conflict in Ukraine, the conflict in Israel and Gaza, disruptions in the banking industry, economic sanctions and economic slowdowns or recessions that may result from such developments; and
•our ability to comply with the continued listing requirement of Nasdaq and expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, as amended ("JOBS Act").

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
•Our failure to complete the Contemplated Transactions would have a material adverse effect on our business, results of operations, financial condition and stock price.

•The failure to successfully integrate our business with that of Clywedog in the expected timeframe would adversely affect our future business and financial performance and the value of our stockholders’ investment following the Combinations.

•Our shareholders and Clywedog’s stockholders may not realize a benefit from the Contemplated Transactions commensurate with the ownership dilution they will experience in connection with the Contemplated Transactions.

•During the period prior to the closing of the Contemplated Transactions, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Contemplated Transactions on our business relationships, financial condition, operating results and business.

•Litigation may arise in connection with the Contemplated Transactions, which could be costly, prevent consummation of the Contemplated Transactions, divert management’s attention and otherwise materially harm our business.
•We are subject to restrictions on our business activities under the Merger Agreement.

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
•Even if we receive marketing authorization for our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
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
•If we were classified as a passive foreign investment company, it could result in adverse U.S. federal income tax consequences to U.S. Holders (as defined below).
•If we fail to regain compliance with the continued listing requirements of Nasdaq Stock Market LLC ("Nasdaq"), our ADSs may be delisted and the price of our ADSs and our ability to access the capital markets could be negatively impacted.
•A variety of risks associated with operating our business internationally could materially adversely affect our business.

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating autoimmune and inflammatory diseases within the immunology and inflammation ("I&I") space. Helping patients and their families is the guiding principle at the heart of Barinthus Bio. We aim to achieve this by developing truly transformational and highly disease-specific immunotherapies.
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

We are also exploring partnership opportunities for VTP-300, a product candidate to treat chronic hepatitis B ("CHB") that harnesses viral vector platform technologies, consisting of Chimpanzee Adenovirus Oxford ("ChAdOx") and Modified Vaccinia Ankara ("MVA"), which are designed to increase disease-specific CD8+ T cells. VTP-300 is a Phase 2 immunotherapeutic treatment modality that is a component of a treatment regimen to establish functional cure in patients who are chronically infected by the hepatitis B virus.
We believe our core capabilities at the intersection of T cell immunology and immunotherapeutic technology platforms combined with our track record of successfully executing development path activities uniquely position us to navigate towards delivering promising new treatments for patients with autoimmune and inflammatory diseases and building value for shareholders.

Our Approach

We are leveraging the latest understanding of how the immune system's T cells naturally function to control disease. Research has shown that T cells are key to our body’s ability to identify and respond to threats through recognition of antigens. Disease can occur when the T cell response is either inappropriate, as occurs in autoimmunity, or inadequate, as often occurs in chronic viral infections or cancer.

Many autoimmune and inflammatory diseases are characterized by an inappropriate or overactive immune response caused by an imbalance in the T cell population. T effector ("Teff") cells that normally fight infections and cancer can inappropriately attack the body and overwhelm the regulatory T ("Treg") cells that are meant to prevent inflammation. While there has been incredible progress in the treatment options over the last two decades, current therapies still rely heavily on the use of non-specific immunosuppressive agents and supportive therapies. These may efficiently dampen inflammation and slow disease progression, but they often require lifelong treatment and their lack of specificity for the pathogenic mechanism can lead to several, sometimes life-threatening, side effects. Therefore, there remains a need for more targeted, curative therapies that directly address the T cell (Treg/Teff) imbalance underlying many autoimmune and inflammatory diseases. Fortunately, improved understanding of the cause of inflammatory diseases is allowing the identification of the specific antigens that Teff cells are attacking. In autoimmunity, Teff cells recognize and attack tissues harboring self-antigens, such as pancreatic beta islet cell associated antigens in type-1 diabetes. Knowledge of the problematic antigens that the Teff cells are responding to allows for the development of highly specific treatments that only target the T cells involved in the disease and may provide a less aggressive and potentially curative approach.

We aim to directly address the disease process underlying autoimmunity and other inflammatory diseases by developing antigen-specific immune tolerance ("ASIT") therapies based on our proprietary SNAP-TI technology platform. Our approach is to use SNAP-TI to provide the immune system with problematic antigens within an appropriate tolerogenic context that promotes a reduction in Teff cells and increase in Treg cells, aiming to restore the natural state of immune tolerance and control over disease. Properties that differentiate SNAP-TI from other ASIT therapies are the use of synthetic, self-assembling nanoparticles to improve manufacturability of multiple antigen compositions; ability to administer by preferred intramuscular or subcutaneous routes; and use of an immunomodulator that aims to improve the Treg/Teff ratio and prevent unwanted inflammation associated with the treatment.

In 2025, we achieved a number of strategic, operational, and financial objectives, which we believe position us to deliver on our long-term plans:

•In January 2025, we announced a strategic business refocus and restructuring to prioritize immunology and inflammation indications, including the development of VTP-1000 in celiac disease and deprioritization of VTP-300 in CHB until a partner is identified. Partners are also being sought for the other assets that are based upon the viral vector platforms. As part of this refocus, we announced a reduction in workforce of approximately 65% and the expected closure of the U.K. site, focusing future operations at the U.S. site in Germantown, Maryland and extending the cash runway into 2027.

•In May 2025, we presented data from two Phase 2 clinical trials of VTP-300 in CHB at the European Association for the Study of the Liver (“EASL”) Congress 2025 showing VTP-300 induced meaningful and sustained reductions in hepatitis B surface antigen (“HBsAg”). Data from the HBV003 trial, evaluating VTP-300 in combination with low-dose nivolumab (“LDN”) showed in CHB participants with HBsAg levels of <200 IU/mL, meaningful reductions in HBsAg (>1 log decline) occurred soon after dosing on Day 29 in all treatment groups and were maintained to Day 169. In the two best treatment arms HBsAg declines of ≥1 log at Day 169 were observed in 33% (15/45) of participants with HBsAg ≤200 IU/mL at baseline, and 22% (10/45) of participants achieved HBsAg loss at any timepoint with two patients achieving functional cure. In partnership with Arbutus Biopharma, we presented end-of-study data from the Phase 2a clinical trial (IM-PROVE II, AB-729-202) in CHB evaluating the combination of imdusiran (“IDR”), Arbutus’ RNAi therapeutic, followed by VTP-300, with or without LDN. The end of study data show 25% (2/8) of participants with starting baseline HBsAg levels less than 1000 IU/mL receiving the combination of IDR, VTP-300 and LDN achieved functional cure. 3 of 13 participants (23%) receiving IDR+VTP-300+LDN had undetectable HBsAg levels at week 48; all (3/3) of participants with HBsAg loss seroconverted. Treatment with VTP-300 in both studies was generally well-tolerated, with no serious adverse events or treatment discontinuations reported.

•In September 2025, we entered into the Merger Agreement to combine in an all-stock transaction with Clywedog, a private company advancing breakthrough medicines in diabetes. The newly combined company will advance a differentiated portfolio of clinical-stage candidates targeting metabolic and autoimmune diseases, with four clinical data milestones expected within 18 months of the closing of the transaction. Upon the closing of the transaction, the combined company ("Topco") will be renamed “Clywedog Therapeutics Holdings, Inc.” and is expected to trade on the Nasdaq under the new ticker symbol “CLYD.” The transaction is expected to close in the second quarter of 2026.

•In December 2025, we announced an update on the Phase 1 AVALON clinical trial of VTP-1000 for the treatment of celiac disease. The single ascending dose ("SAD") portion of the Phase 1 AVALON trial (NCT06310291) enrolled 18 patients in three placebo-controlled cohorts of ascending doses. VTP-1000 was well tolerated at all dose levels with no treatment-related SAEs. Pharmacological data collected showed a dose-dependent effect.

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

Clinical Development

AVALON - Currently enrolling, ongoing Phase 1

The AVALON clinical trial is designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of VTP-1000. The trial aims to enroll 42 participants with celiac disease and will be conducted in two parts: a randomized double-blind placebo-controlled SAD part, followed by a randomized double-blind placebo-controlled multiple ascending dose ("MAD") part, incorporating a controlled gluten challenge to assess the impact of VTP-1000 administration on patients’ exposure to gluten. In the AVALON trial, we are enrolling adults with celiac disease in the two-part trial, as described in the table below.

Part A - SAD Data

In December 2025, we announced an update on the Phase 1 AVALON clinical trial of VTP-1000 for the treatment of celiac disease. The SAD portion of the Phase 1 AVALON trial (NCT06310291) enrolled 18 patients in three placebo-controlled cohorts of ascending doses. VTP-1000 was well tolerated at all dose levels with no treatment-related SAEs. Pharmacological data collected showed a dose-dependent effect.

Future Development

The MAD portion of the trial, which includes a gluten challenge, is currently ongoing, with data expected in the second half of 2026.

As VTP-1000 is our first product candidate directed towards the treatment of an inflammatory disease, we believe demonstration of T regulatory cell induction and/or suppression of unwanted immune responses to gluten would pave the way for other therapeutic candidates based on SNAP-TI, including alternative autoimmune disease indications.

Our Legacy Infectious Disease and Oncology Pipeline ("Barinthus Legacy Assets"):

In January 2025, we announced a strategic focus on developing a pipeline in I&I, and the deprioritization of our programs in infectious disease and oncology. The following assets shall be referred to collectively as "Barinthus Legacy Assets", and the future clinical development of which will only be advanced by a partner: VTP-300 HBV, VTP-500 MERS, VTP-850 Prostate Cancer.

VTP-300: Our Legacy Hepatitis B Immunotherapy

In 2025, we announced that our Phase 2 Hepatitis B immunotherapy, VTP-300, would only be advanced in the future, with support from a partner. VTP-300 is based on two viral vector platforms (ChAdOx and MVA), each encoding the same antigen sequence based on HBV genotype C antigen sequences, and is designed to stimulate the production of very high levels of Teff cells, such as CD8+ T cells that can recognize viral antigens or tumor antigens.

Patients with chronic hepatitis B infection live with the disease in the absence of symptoms for decades after initial infection. However, as the disease progresses and symptoms occur, it can cause serious health problems, including development of hepatocellular carcinoma or liver cirrhosis, especially if left untreated. There is an urgent need to develop an effective therapeutic strategy for CHB infection as less than 10% of patients achieve a functional cure with existing therapies. Experts agree that achieving functional cure in CHB patients will likely require a combination of agents with complementary mechanisms of action. VTP-300 has been designed to be one of those components by stimulating a highly potent and polyfunctional disease-specific immune response, mostly led by disease-specific effector T-cells.

Clinical Development

VTP-300 has completed three clinical trials to date. Meaningful, durable reductions of HBsAg were seen in patients receiving VTP-300 monotherapy and those receiving VTP-300 followed by a single low dose of nivolumab together with MVA. VTP-300, based on HBV genotype C sequences, was observed to lead to a decline in HBsAg in both genotype B- and C-infected CHB patients. Additionally, T cell responses to HBV core protein induced by VTP-300 in healthy subjects were shown to cross-react with other prevalent genotypes (A to E). Together, these results highlighted that T cell responses induced by VTP-300, based on genotype C, were cross-reactive to other common HBV genotypes.

In May 2025, we announced primary endpoint data from the Phase 2 HBV003 clinical trial (NCT05343481). The preliminary analysis showed that in CHB participants with hepatitis B surface antigen (“HBsAg”) levels of <200 IU/mL, meaningful reductions in HBsAg (>1 log decline) occurred soon after dosing on Day 29 in all treatment groups and were maintained to Day 169. In the two best treatment arms HBsAg declines of ≥1 log at Day 169 were observed in 33% (15/45) of participants with HBsAg ≤200 IU/mL at baseline, and 22% (10/45) of participants achieved HBsAg loss at any timepoint. 71% of participants (48 of 68) met the criteria for discontinuation of NUC therapy. Treatment with VTP-300 in combination with LDN was generally well-tolerated, with no related serious adverse events reported.

Future Development

We believe that the clinical data to date suggest that VTP-300 contributes to HBsAg loss, and could become part of a regimen that can attain and maintain functional cure. We are actively seeking a partner to take advantage of VTP-300's differentiated ability to achieve sustained HBsAg loss and functional cure in patients with low levels of HBsAg.

Our History and Team

We were founded in May 2016 as a spin-out from a leading institution in the U.K., the Jenner Institute at the University of Oxford, with the aim of developing and commercializing innovative immunotherapeutics and vaccines to treat and prevent infectious diseases and cancer. Our strategic trajectory has grown with the acquisition of Avidea Technologies, Inc. ("Avidea") and the SNAP-TI platform in 2021, expanding our product candidate pipeline and strengthening our scientific leadership in immunotherapies and the autoimmune space.

We have assembled a management team with extensive expertise in building and operating biopharmaceutical organizations that have discovered, developed and delivered innovative medicines to patients. Our management team has broad experience and successful track records in biopharmaceutical drug discovery, clinical development, regulatory affairs, manufacturing and commercialization, as well as in business, operations, and finance. Our management team’s experience was gained at leading institutions that include Altimmune, Celltech, GenVec and Roche.

Our board of directors has extensive expertise in the fields of science, business, and finance and works with our management team on business and scientific development initiatives and strategies.

Our Collaboration and License Agreements
2017 License Agreement with OUI (Barinthus Biotherapeutics North America, Inc.)
In March 2017, Avidea entered into a license agreement (the "March 2017 OUI License Agreement") with Oxford University Innovation ("OUI") for the development and commercialization of products comprising thermo-responsive adjuvant scaffolds for use in all indications. All of Avidea’s rights, duties and obligations under this March 2017 OUI License Agreement were assumed by Barinthus Bio NA following the acquisition of Avidea by Barinthus Biotherapeutics plc on December 10, 2021.
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
Upon execution of the March 2017 OUI License Agreement, we paid OUI a one-time upfront fee of £3,000. We are obligated to pay OUI a low single-digit royalty on net sales of any product or process produced by or using the March 2017 Licensed Technology. If we sublicense the March 2017 Licensed Technology, we will be required to pay OUI a mid-single-digit royalty on any non-royalty sublicensing income. As of March 6, 2026, OUI has not been paid any royalties under the 2017 OUI License Agreement. In the event that the royalties (excluding the royalty on sublicensing income) owed to OUI do not amount to a specified minimum ranging from the low to mid five figures based on the license year in each year following March 2020, the licensee must also pay OUI the difference between the royalty paid and the applicable minimum sum payable. In 2025, we paid £59,360 to OUI, representing the difference between royalties paid and the minimum sum payable. In addition, we are required to pay OUI milestone payments of up to an aggregate of £2.43 million upon the achievement of specified development, regulatory and commercial milestones.
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
2017 Cooperative Research and Development Agreement with NIH (Barinthus Biotherapeutics North America, Inc)
In February 2017, Avidea entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. National Institutes of Health (“NIH”) to carry out collaborative research for the evaluation of Avidea’s synthetic, polymer-based vaccine technology, “Immunotherapeutic Nanoscaffolds” (IMNs) for infectious disease prevention and cancer treatment in animal models. Under this CRADA Avidea committed to providing scientific staff together with materials for use in experiments to evaluate their performance in various animal models of infectious disease and cancer. Under this CRADA NIH committed to evaluating Avidea materials in animal models and to perform comprehensive immune analysis. No funding was exchanged under this CRADA.

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
2019 License Agreement with NIH (Barinthus Biotherapeutics North America, Inc)
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

Upon execution of the 2019 License Agreement with NIH, we paid NIH a one-time upfront fee of $20,000. We are obligated to pay NIH a low single-digit royalty on net sales of any product or process produced by or using the 2019 Licensed Technology. If we sublicense the 2019 Licensed Technology, we will be required to pay NIH a low-single-digit royalty on any non-royalty sublicensing income. As of March 6, 2026, NIH has not been paid any royalties under the 2019 License Agreement with NIH. In the event that the royalties (excluding the royalty on sublicensing income) owed to NIH do not amount to a specified minimum ranging from the low to mid five figures based on the license year in each year following September 2019, the licensee must also pay NIH the difference between the royalty paid and the applicable minimum royalty payment. In 2025, we paid $45,000 to NIH, representing the difference between royalties paid and the minimum sum payable. In addition, we are required to pay NIH milestone payments of up to an aggregate of $3.24 million upon the achievement of specified development, regulatory and commercial milestones for each Licensed Product.

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

As of March 6, 2026, we control a patent portfolio comprising in-licensed and co-owned patent families relating to our key SNAP-TI, SNAP-CI and star polymer technology platforms and product candidates, including one issued U.S. patent, twelve pending U.S. patent applications, seven issued foreign patents, 61 pending foreign patent applications.
Synthetic SNAP platform (SNAP-TITM and SNAP-CITM)
Our proprietary synthetic SNAP platform is covered by a patent portfolio that includes eight patent families that we co-own and one patent family that we in-license from OUI. As of March 6, 2026, we in-license a patent family from OUI that includes one pending U.S. patent application and one pending European patent application that are expected to expire in 2035, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. As of March 6, 2026, we co-own a patent family that includes one issued U.S. patent, five issued foreign patents, one pending U.S. patent application, one pending European patent application and a further eleven pending foreign patent applications that are expected to expire in 2038, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusively licensed rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 6, 2026, we co-own a patent family that includes one issued foreign patent, one pending U.S. patent application, one pending European patent application and a further five pending foreign patent applications that are expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusively licensed rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 6, 2026, we co-own a patent family that includes one pending U.S. patent application and a further two pending foreign patent applications that are expected to expire in 2039, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 6, 2026, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further ten pending foreign patent applications that are expected to expire in 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 6, 2026, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further four pending foreign patent applications that are expected to expire in 2042, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 6, 2026, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further two pending foreign patent applications that are expected to expire in 2041, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have licensed exclusive rights in this patent family, which resulted from work carried out under a RCA with the IMC. As of March 6, 2026, we co-own a patent family that includes two pending U.S. patent applications, one pending European patent application and a further nine pending foreign patent applications that are expected to expire in 2043, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA with the NIH. As of March 6, 2026, we co-own a patent family that includes one pending U.S. patent application, one pending European patent application and a further two pending foreign patent applications that are expected to expire in 2043, without giving effect to any potential patent term extensions and patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We have exclusive rights in this patent family, which resulted from work carried out under a CRADA with the NIH.
Product Candidates
Our VTP-1000 product candidate includes SNAP-TI platform technology to provide tolerizing immunotherapy for celiac disease. We co-own a patent family with claims directed to compositions and methods for treating celiac disease. As of March 6, 2026, the patent family includes two pending U.S. patent applications, one pending European patent application and a further nine pending foreign patent applications. If a patent were to issue from either of these pending applications or from a patent application claiming the benefit of either of these applications, such a patent would be expected to expire in 2043, without giving effect to any potential patent term extensions or patent term adjustments and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In addition, we rely on patent protection afforded by the patent families directed to the SNAP technology platforms, which are expected to expire between 2030 and 2042, as discussed above.
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

U.S. Drug and Biological Products Development Process

In the United States, the FDA is responsible for enforcing the laws in place to protect public health by ensuring the safety, efficacy, and security of drugs and biological products. The process required by the FDA before a product may be marketed in the United States generally involves the following:

•completion of extensive preclinical laboratory tests and animal studies performed in accordance with applicable regulations, including the FDA’s Good Laboratory Practices ("GLPs"), regulations and standards;
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

•Phase 3. The investigational product is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall benefit to risk ratio of the investigational product and to provide an adequate basis for physician labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA or BLA.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same approved use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same approved use or indication, or the same drug or biologic for a different use or indication. Among the other benefits of orphan drug designation are tax credits for qualified clinical testing expenses and a waiver of the NDA or BLA application user fee.

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

Additionally, drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity or mortality, that is reasonably likely to predict irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 ("FDORA") the FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Sponsors are also required to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the sponsor fails to conduct such studies in a timely manner and send the necessary updates to the FDA, or if a confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires sponsors, unless otherwise informed by the agency, to request pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency.
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

Brexit and the Regulatory Framework in the U.K.

The U.K. formally left the EU on January 31, 2020. As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the U.K. government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework.” The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the U.K. In particular, the MHRA is now responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single U.K.-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the U.K., enabling products to be sold in a single pack and under a single authorization throughout the U.K. In addition, the new arrangements require all medicines placed on the U.K. market to be labelled “U.K. only,” indicating they are not for sale in the EU. However, although a separate authorization is now required to market medicinal products in the U.K., under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a U.K. marketing authorization. There is now no pre-marketing authorization orphan designation in the U.K. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the U.K. market, i.e., the prevalence of the condition in U.K. (rather than the EU) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the U.K.

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
Data Privacy and Cybersecurity Laws
We may also be subject to data privacy and cybersecurity laws in the U.S. and various jurisdictions around the world in which we operate or process personally identifiable information (“personal information” or “personal data”). In addition to HIPAA U.S. federal enforcement agencies, such as the Federal Trade Commission (the "FTC") require businesses to take appropriate steps to keep consumers’ personal information secure. In addition, numerous U.S. states have enacted laws that govern the privacy and security of health information and other personal information, some of which may be more stringent than HIPAA and which differ from each other in significant ways thus complicating compliance efforts. For example, the California Consumer Privacy Act (the "CCPA") establishes certain requirements for data use, sharing and transparency, and provides California residents the ability to limit the sharing of their personal information. Similarly comprehensive laws have passed in a number of states. Certain states have passed or proposed more targeted privacy laws that focus on the privacy of health and medical information, such as Washington’s My Health My Data Act, which has a private right of action that may increase potential damages for noncompliance. Connecticut and Nevada have also passed similar laws regulating consumer health data. Such laws are continuously evolving and are likely to add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation as well as reputational harm.

Outside of the United States, we also face stringent privacy and data protection requirements. For example, in Europe, the collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data in the EEA and the U.K. is subject to the EU General Data Protection Regulation ("EU GDPR") (with regards to the EEA) and the U.K. General Data Protection Regulation ("U.K. GDPR") (with regards to the U.K.), as well as applicable data protection laws in effect in the Member States of the EEA and in the U.K. (including the U.K. Data Protection Act 2018). In this Annual Report, “GDPR” refers to both the EU GDPR and the U.K. GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing special categories of personal data (such as health data), implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, conducting data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million for the U.K. GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU.

In addition, various jurisdictions around the world continue to propose new laws that regulate the privacy and/or security of certain types of personal data. Complying with these laws, as they are enacted, would require significant additional resources and leave us vulnerable to possible fines, penalties, litigation, and reputational harm if we are unable to comply.

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

•The Inflation Reduction Act of 2022, or IRA, includes several provisions that will impact our business to varying degrees, including provisions that require Medicare Part D plans to cover with $0 in cost sharing the cost of adult vaccines recommended by the U.S. Advisory Committee on Immunization Practices, or ACIP. The IRA also includes provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one or more rare disease designation and for which the only approved indications are for rare diseases or conditions. The effects of the IRA on our business and the healthcare industry in general are not yet known.

•In addition, the One Big Beautiful Bill Act of 2025 imposed significant reductions in Medicaid funding, additional work requirements for certain Medicaid beneficiaries and more frequent eligibility redeterminations. These changes are expected to place increased pressure on state Medicaid budgets and could reduce enrollment, utilization and reimbursement levels for prescription drugs, including our products, which could adversely affect our business.

The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

Further legislative and regulatory changes under the Affordable Care Act remain possible. It is unknown what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

Individual States in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

We expect that additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, if approved, or additional pricing pressures.

Employees and Human Capital Resources
As of December 31, 2025, we had 14 full-time and part-time employees, of which 4 were located in the U.K., and 10 located in the United States. As of December 31, 2025, 57% of our workforce and 43% of our leadership (at Director level and above) were female. In addition, 14% of our workforce were racially or ethnically diverse. Of our full and part-time employees, 2 have Ph.D. or M.D. degrees, and 6 are engaged in research and clinical development activities.
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
Carbon emissions
We have calculated the emissions for the year ended December 31, 2025 and 2024 in tons of carbon dioxide equivalent (“tCO2e”). The carbon emissions for our company for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025		December 31, 2024
Scope	tCO2e	% Total emissions	tCO2e	% Total emissions
Scope 1	5.41	1%	6.23	2%
Scope 2	442.94	99%	391.91	98%
Total	448.35	100%	398.14	100%
For clarity, Scope 1 emissions are direct emissions produced from activities owned or controlled by Barinthus Bio. Scope 2 emissions are indirect emissions related to the generation of the electricity consumed and purchased by Barinthus Bio. We have used the most recent evidence or estimates provided by our energy supply partners to generate our disclosure of emissions for the period. Standard emissions factors from the "U.K. Government GHG Conversion Factors for Company Reporting (2025)” guidance were applied to estimate emissions. Electricity usage at our leased facilities in the United States and U.K. are responsible for a significant amount of our greenhouse gas emissions, with the remainder due to operations conducted within our laboratory. The increase in emissions is primarily attributable to an increase in utilities from activity in the U.S. laboratory and office, offset by a reduction in activity in the U.K. laboratory and office following the reduction in workforce with the wind down of the facility during the year.
We have elected not to include the voluntary disclosure for Scope 3 emissions.
For the year ended December 31, 2025, the split of emissions by geography is as follows:

Scope	Location	tCO2e	% Total emissions
Scope 1	U.K.	0.78	0.2%	1
	U.S.	4.63	1.0%
Scope 2	U.K.	60.27	13.4%
	U.S.	382.67	85.4%
Total		448.35	100%
1Indicates amount less than one percent.
We consider the intensity ratio of tons of carbon dioxide per full-time employee, as a suitable metric for its operations for the years ended December 31, 2025, and 2024 are as follows:

	December 31, 2025		December 31, 2024
Ratio	tCO2e /employee	Average employees	tCO2e /employee	Average employees
Intensity ratio	9.09	49	3.24	123
The tons of carbon dioxide per employee has increased year on year, primarily as a result of our increased activity in the United States, notwithstanding the reduction in the number of employees that occurred during the year across both sites.
The directors have established that the nominations and corporate governance committee are to have oversight of the assessment and strategy on how to reduce our energy consumption and thereby reducing our carbon footprint.
Available Information
We maintain an internet website at https://www.barinthusbio.com/ and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section titled “Investors,” as a source of information about us.
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

Completion of the Contemplated Transactions is subject to the satisfaction of various conditions, including (i) the effectiveness of a registration statement to register shares of common stock, $0.0001 par value per share, of Topco (the “Topco Common Stock”), to be issued in connection with the Combinations; (ii) the absence of any law or order that enjoins, prevents, prohibits, or makes illegal the consummation of the Contemplated Transactions; (iii) approvals by our shareholders of the Scheme Transaction and certain related matters, and sanction by the Court of the Scheme Transaction; (iv) approval by Clywedog’s stockholders of the Merger Agreement, the Merger and Contemplated Transactions; (v) the approval for listing by Nasdaq of the shares of Topco Common Stock issuable in the Combinations; (vi) certain consents, clearances and expirations or terminations of waiting periods under applicable antitrust laws; (vii) the absence of a material adverse effect with respect to either party; (viii) the completion of the Self-Tender Offer to the extent that Topco elects to commence the Self-Tender Offer; (ix) minimum cash requirements for each party; and (xi) subject to certain materiality and material adverse effect qualifiers, the accuracy of the representatives and warranties of the parties contained in the Merger Agreement and the compliance by each party with the covenants contained in the Merger Agreement. As of the date of this report, the transaction is expected to close in the second quarter of 2026, subject to the satisfaction or waiver of these conditions. There is no assurance that all of the various conditions will be satisfied or waived, or that the Contemplated Transactions will be completed on the proposed terms, within the expected timeframe, or at all.

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

After the completion of the Contemplated Transactions, our current shareholders and the current stockholders of Clywedog will generally own a smaller percentage of Topco than their ownership of their respective companies prior to the Contemplated Transactions. Immediately after the Contemplated Transactions, our shareholders as of immediately prior to the Scheme Transaction are expected to own approximately 34% of the outstanding shares of Topco and former Clywedog stockholders are expected to own approximately 66% of the outstanding shares of Topco.

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
We have incurred net losses each year since inception through to December 31, 2021. For the year ended December 31, 2022, we generated net income of $5.3 million, primarily as a result of revenues (royalties/milestone payments) arising from AstraZeneca sales of Vaxzevria and our agreement with OUI, as amended (the "OUI License Agreement"). In December 2025, we delivered written notice to OUI to terminate the OUI License Agreement. The OUI License Agreement will remain in effect during the three-month notice period and terminated on March 2, 2026 in accordance with its terms. For the years ending December 31, 2025 and 2024, we incurred net losses of $66.5 million and $61.2 million, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $304.1 million and $237.7 million, respectively, and we do not currently expect profits or positive cash flows from operations in the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:
•pursue the clinical and preclinical development of our current product candidates;
•use our technologies to advance additional product candidates into preclinical and clinical development;
•seek marketing authorizations for product candidates that successfully complete clinical trials, if any;
•attract, hire and retain additional clinical, regulatory, quality control and other personnel;
•conduct preclinical studies and clinical trials for our current and future product candidates based on our proprietary synthetic platform, SNAP-TI and our other technologies;
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
•the willingness of physicians, operators of clinics and patients to utilize or adopt any of our product candidates or future product candidates over alternative or more conventional approaches, including immune modulators, monoclonal antibodies, CRISPR editing, or other small molecules, RNA, DNA, nanoparticle, peptide, protein, other technologies;
•the actual and perceived availability, cost, risk profile and side effects and efficacy of our product candidates, if approved, relative to existing and future alternative immunotherapies and competitive product candidates and technologies; our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;
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
•the possibility that immune tolerance with our SNAP-TI platform may not translate into clinical benefit; and
•the increased costs and complexities associated with manufacturing.

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
•risks and uncertainties arising from disagreements or other relationship-related matters with the other party to such a transaction; and

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
We are currently advancing current and future product candidates based on our proprietary synthetic platform, SNAP-TI, and our other technologies through clinical development. Developing and commercializing products for therapeutic indications is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future.
As of December 31, 2025, our cash, cash equivalents and restricted cash were $71.9 million. Based on our current business plan, our management believes that we have sufficient cash and other financial resources to support our operations for at least the next 12 months, without additional financing. Our fundraising efforts to raise additional capital may divert our management from their day-to-day activities, which may adversely affect our ability to develop our platforms. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our existing shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute our existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
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
We had cash, cash equivalents and restricted cash of $71.9 million as of December 31, 2025. Our future capital requirements will depend on many factors, including:
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
•the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, enforcing and protecting our intellectual property rights and defending intellectual property-related claims including litigation costs and any damages awarded in such litigation; and
•the emergence and success or otherwise of competing autoimmune disease therapies and other market developments.

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
Our operations consume substantial amounts of cash, and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new product candidates, maintain optimal levels of personnel, enhance our operating infrastructure, and potentially acquire complementary businesses and technologies. Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including the need to:
•finance unanticipated working capital requirements;
•develop or enhance our technological infrastructure and our existing solutions;
•pursue acquisitions or other strategic relationships; and
•respond to competitive pressures.
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
In addition, even after any of our product candidates obtain regulatory marketing authorization, the announcement of adverse events observed in individuals who receive these products may impact public perception and may result in increased regulatory scrutiny across our platform. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs.
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
Our product candidates are based on a novel approach to the treatment of autoimmunity, which makes it difficult to predict the time and cost of product candidate development.
We have concentrated our research and development efforts on components of our proprietary platforms to develop product candidates that promote immune tolerance for suppressing unwanted inflammation. Our future success depends on the successful development of these platforms. There can be no assurance that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. Should we encounter development problems, including unfavorable preclinical or clinical trial results, the FDA or foreign regulatory authorities may refuse to approve our product candidates, or may require additional information, tests, or trials, which could significantly delay product development and significantly increase our development costs. Moreover, even if we are able to provide the requested information or trials to the FDA, there would be no guarantee that the FDA would accept them or approve our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process, or developing other testing and manufacturing methods, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.
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
Immunotherapies for treating patients with autoimmune and other inflammatory diseases are sometimes staged based on disease severity or may be characterized by line of therapy (first line, second line, third line, fourth line, etc.), and the regulatory authorities, including the FDA, often approve new therapies initially only for a particular line or lines of use. Our product candidate VTP-1000 based on SNAP-TI is at an early stage of development and there is currently uncertainty as to how the may fit into existing treatment paradigms. We expect to seek approval of VTP-1000 as a first line therapy, but FDA or other regulatory authorities may disagree with this plan, and we may need to seek approval for use as a second or later line of therapy.

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
The commercial success of our product candidates will depend in part on public acceptance of the use of immunotherapies and nanoparticle-based antigen-delivery platforms. Adverse events in clinical trials of VTP-1000, or in clinical trials of similar products developed by others and the resulting publicity, as well as any other negative developments in the field of immunotherapeutics that may occur in the future, including in connection with competitor therapies, could result in a decrease in demand for any product candidates that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of or modification to our clinical trials. If public perception is influenced by claims that the use of immunotherapies is unsafe, whether related to our therapies or those of our competitors, our product candidates may not be accepted by the general public or the medical community and potential clinical trial participants may be discouraged from enrolling in our clinical trials. In addition, responses by national or state governments to negative public perception may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain marketing authorization or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, prospects and results of operations and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. As a result, we may not be able to continue or may be delayed in conducting our development programs.
VTP-1000 utilizes SNAP-TI to induce immune tolerance. Adverse developments in clinical trials of other immunotherapy products that promote antigen-specific immune tolerance, may result in a disproportionately negative effect for our platform, as compared to other products within the I&I field that do not rely on antigen-specific immune tolerance. Future negative developments in the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for our product candidates.

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

As is the case with all investigational biologics and drugs, including novel immunotherapeutics such as those based on our SNAP-TI platform, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny authorization of certain of our product candidates for any or all targeted indications. Treatment-related side effects could also affect participant recruitment or the ability of enrolled participants to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Even if we obtain marketing authorization for our product candidates, the products may not gain market acceptance among physicians, patients, hospitals and others in the medical community.

The use of novel immunotherapeutics, such as our SNAP-TI product candidate to target the treatment and prevention of autoimmune diseases is a recent development and may not become broadly accepted by physicians, patients, hospitals and others in the medical community. Various factors will influence whether our product candidates are accepted in the market, including:

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
Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we, or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our MAAs. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations and will require a large number of test participants. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of participants may require us to repeat clinical trials, which would delay the marketing authorization process. Moreover, our business may be implicated if any of these third parties performing services or otherwise acting on our behalf violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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

Manufacturing of biologic and synthetic products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of synthetic products often encounter difficulties in production, particularly in scaling up, validating the production process and assuring high reliability of the manufacturing process, including the absence of contamination. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including lot consistency, stability of the product, product testing, operator error and availability of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability failures or other issues relating to the manufacture of our product candidates will not occur in the future.
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
•Inadequate funding for the FDA, the SEC and other government agencies, including from prolonged government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
We have conducted, and intend to conduct, clinical trials of certain of our product candidates outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data are subject to certain conditions imposed by the FDA, including compliance with all applicable U.S. laws and regulations. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP, including review and approval by an independent ethics committee and informed consent from participants. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the participant population for any clinical trial conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. There can be no assurance the FDA will accept data from trials conducted outside of the United States. Additionally, recent policy proposals in the U.S., if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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
Even if we obtain orphan drug exclusivity for a drug candidate, that exclusivity may not effectively protect the drug candidate from competition because different therapies can be approved for the same indication. Even after an orphan drug is approved, the FDA can subsequently approve a second drug candidate for the same indication if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure manufacture of sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug candidate nor gives the drug candidate any advantage in the regulatory review or approval process. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. While we may seek Orphan Drug Designation for applicable indications for our current and any future drug candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for certain of our current and future product candidates, there can be no assurance that we will receive breakthrough therapy designation.
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
We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12 year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing, including the potential for sponsors under FDA draft guidance issued in 2024 to demonstrate interchangeability without conducting so-called "switching" studies and the potential for sponsors under FDA draft guidance issued in 2025 to demonstrate biosimilarity without conducting comparative efficacy studies. Although the FDA has yet to finalize these draft guidance documents, these or similar efforts may increase the risk of competition for our biologic product candidates, if approved.
If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.
Even if we obtain FDA, European Commission or MHRA approval for our current or future product candidates that we may identify and pursue in the United States, the European Union or the U.K., we may never obtain approval to commercialize any such product candidates outside of those jurisdictions.
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
Our U.K. incorporated and tax resident entities are subject to U.K. corporation tax. Due to the nature of our business, we have generated losses since inception and therefore have not paid any U.K. corporation tax. As of December 31, 2025, we had cumulative carryforward tax losses of approximately $160.4 million (December 31, 2024: $101.7 million). Subject to any relevant criteria and restrictions (including those that limit the percentage of profits that can be reduced by carried forward losses and those that can restrict the use of carried forward losses where there is a change of ownership of more than half of our ordinary shares and a major change in the nature, conduct or scale of the trade), we expect these to be eligible for carry forward and utilization against future operating profits, if any. The use of loss carryforwards in relation to U.K. profits incurred on or after April 1, 2017 is generally limited each year to £5.0 million plus an incremental 50% of U.K. taxable profits.
As a company that carries out extensive research and development activities, we seek to benefit from the U.K. research and development tax relief programs. From 2025, we benefit from the applicable United Kingdom research and development tax credit regime which is the merged scheme Research & Development expenditure credit ("RDEC") and enhanced R&D intensive support ("ERIS") that replaces the old RDEC and small and medium-sized enterprise ("SME") schemes for accounting periods beginning on or after April 1, 2024. For expenditure under the merged scheme, the rate of Research and Development expenditure credit is 20%, which is the same as the rate under the old RDEC scheme for expenditure incurred on or after April 1, 2023. For loss-makers and small profit-makers, a lower rate of notional tax restriction (currently 19%) applies at payment. The amount of the Pay As You Earn ("PAYE") cap for claims under both the merged scheme and ERIS is £20,000 plus 300% of the company’s relevant PAYE and National Insurance contributions liabilities. The PAYE cap (where applicable) will limit the amount of payable credit that can be received in the accounting period under consideration. Any excess over the cap will be carried forward and treated as an amount of Research and Development expenditure credit to which the company will be entitled for the next accounting period. Based on prior claims and the split of qualifying spend it is expected that the PAYE cap is unlikely to affect the net benefit. Furthermore, legislation included in Finance Act 2024 restricts the extent to which payments to contractors for R&D, and externally provided workers can qualify for R&D relief where R&D activity takes place outside the U.K., which may restrict the ability to include cost incurred on externally provided workers based in the U.S.

A large portion of our research, clinical trials management and manufacturing development activities are eligible for inclusion within these tax credit cash rebate claims. Our eligibility to claim payable research and development tax credits may be limited or eliminated because we may no longer qualify based on the eligibility criteria. Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. There was no tax loss restriction applied to the R&D tax credits in the U.K. for the years ending December 31, 2025 and 2024.

Under both the current RDEC scheme and the historic SME scheme (which we relevant to us in prior tax years), a company qualifies as an R&D intensive business if R&D expenditure constitutes at least 30% of total expenditure.
From the analysis performed, we have not and do not currently expect to claim under the loss-making R&D intensive scheme criteria primarily due to the proportion of total relevant expenditure occurring outside the U.K.

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
Additionally, under FDORA, sponsors of approved drugs and biologics must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in a letter citing such failure to comply and public posting of such letter and redacted company response, which could damage the company's reputation. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing authorization of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
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
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in applicable laws, rules, and regulations or the interpretation of existing laws, rules, and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section titled “Business – Government Regulation – Healthcare Reform and Legislative Changes.
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
Without appropriation of funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA's ability to perform routine function. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions and personnel turnover, including as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Over the last several years the U.S. government has shut down several times and certain regulatory authorities, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, the current U.S. presidential administration has issued certain policies and Executive Orders directed towards reducing employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA's ability to conduct routine activities. If a prolonged government shutdown occurs, or if renewed global health concerns, funding shortages or staffing limitations hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
If we fail to comply with data protection, privacy, and cybersecurity laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.
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

The GDPR is wide-ranging in scope and impose numerous obligations on companies that process personal data, including special requirements in respect of the processing of special categories of personal data (such as health data), requiring that consent of individuals to whom the personal data relates is obtained in certain circumstances, requiring additional disclosures to individuals regarding data processing activities, requiring that safeguards are implemented to protect the security and confidentiality of personal data, creating mandatory data breach notification requirements in certain circumstances, requiring data protection impact assessments for high risk processing and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also provides individuals with various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction and objection. The GDPR defines personal data to include pseudonymized or coded data and requires different informed consent practices and more detailed notices for clinical trial participants and investigators than apply to clinical trials conducted in the United States. We are required to apply GDPR standards to any clinical trials that recruit participants in the EEA and U.K. as well as any clinical trials that our EEA and U.K. established businesses carry out anywhere in the world.

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

The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR. While we have taken steps to comply with the GDPR, and implementing legislation in applicable EEA member states and the U.K., including by seeking to establish appropriate lawful bases for the various processing activities we carry out as a controller or joint controller, reviewing our security procedures and those of our vendors and collaborators, and entering into data processing agreements with relevant vendors and collaborators, we cannot be certain that our efforts to achieve and remain in compliance have been, and/or will continue to be, fully successful. Given the breadth and depth of the applicable obligations, complying with the GDPR and similar data protection laws’ requirements is rigorous and time intensive and require significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data.

The U.K.’s data protection regime is independent from but aligned to the EU’s data protection regime. However following the U.K.'s departure from the European Union ("Brexit"), there will be increasing scope for divergence in application, interpretation and enforcement of the data protection laws between these territories. For example, the U.K. Data (Use and Access) Act 2025 (“U.K. Act"), now in force, further alters the similarities between the U.K. and EEA data protection regimes. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through December 2031. While this renewal reduces immediate adequacy concerns, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. This lack of clarity on future U.K. laws and regulations and their interaction with those of the EU could add legal risk, uncertainty, complexity, and cost to our handling of European personal data and our privacy and security compliance programs; and any resulting divergence in laws could increase our risk profile and may require us to implement different compliance measures for the U.K. and EEA. In addition, EEA Member States have adopted national laws to implement the GDPR that may partially deviate from the GDPR. Further, the competent authorities in the EEA Member States interpret GDPR obligations slightly differently from country to country (particularly in relation to the processing of health data) and therefore we do not expect to operate in a uniform legal landscape in the EEA.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions and may result in exclusion from participation in federal and state programs.

In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers. For example, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA applies to certain sensitive personal information and created a new state agency vested with authority to implement and enforce the CCPA. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may lead to increased litigation. U.S. states are constantly amending existing laws, requiring attention to frequently changing regulatory requirements, which may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply with them. We are conducting a clinical trial in California, where the CCPA includes only a partial exemption for certain clinical trial data, and we may be subject to privacy compliance obligations on our business that raise new risks for potential fines and class actions.
Numerous other U.S. state privacy laws have been enacted that are substantially similar in scope and contain many of the same requirements and exceptions as the CCPA, including a general exemption for clinical trial data and information governed by HIPAA. Any of these laws may broaden their scope in the future, and similar laws have been proposed on both a federal level and in more than half of the states in the United States. State laws feature several key differences in scope, application, and enforcement, that collectively impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.
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
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence (“AI”) and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict.

We may use and integrate AI into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In Europe, the European Union began implementing the Artificial Intelligence Act (the “AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

In many jurisdictions, enforcement actions and consequences for non-compliance with protection, privacy and information security laws and regulations are rising. In the EU and the U.K., data protection authorities may impose large penalties for violations of the data protection laws, including potential fines of up to €20 million (£17.5 million in the U.K.) or 4% of annual global revenue, whichever is greater. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Under the GDPR, data subjects also have a private right of action, as do consumer associations, to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of applicable data protection laws. In the United States, possible consequences for non-compliance include enforcement actions in response to rules and regulations promulgated under the authority of federal agencies and state attorneys general, legislatures and consumer protection agencies.
The risk of our being found in violation of these laws is increased by their fact that the interpretation and enforcement is not entirely clear. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.
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

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, in September 2025, President Trump announced plans to impose 100% tariffs on imported branded or patented pharmaceuticals, unless the importing company is building U.S. manufacturing capacity. It is not yet clear whether these tariffs would apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials. Any direct tariffs, if imposed on pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical contract manufacturing organizations, and a delay in our development timelines. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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
For biologics, separate non-patent exclusivity under the BPCIA may apply. The FDA cannot make approval of a biosimilar effective until 12 years after the reference product’s first licensure, but policy changes could affect the scope or duration of this exclusivity, and competitors may nonetheless pursue full BLAs. As a result, even with patents and any extensions, competition from biosimilars or other biologics could occur earlier than anticipated.

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
On June 12, 2024, we announced plans to prioritize our pipeline to focus on the development of VTP-300 in CHB and VTP-1000 in celiac disease, including a workforce reduction of approximately 25%. On January 10, 2025, we announced a restructuring plan that aims to prioritize our immune tolerance research and development programs, including a reduction in workforce. As of December 31, 2025, we had 14 full-time and part-time employees.

Despite our efforts, the pipeline prioritization and restructuring may be unsuccessful, lead to additional costs, disrupt our operations, create unintended problems in our workforce, and increase litigation risk, which could harm our business and results of operations. We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the pipeline prioritization and restructuring. We may not realize, in full or in part, the anticipated benefits and savings from the pipeline prioritization and restructuring due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the pipeline prioritization and restructuring, our operating results and financial condition would be adversely affected. Moreover, our decision to focus on the development of VTP-1000 in celiac disease may cause us to fail to capitalize on viable commercial products or profitable market opportunities or limit the opportunities we are able to pursue.

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
We may experience changes in key leadership or key positions in the future. The departure of key leadership personnel can result in loss of significant knowledge and experience from the company. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. Failure to attract and retain the right talent, or to smoothly manage the transition of responsibilities resulting from such turnover, would affect our ability to meet our challenges and may cause us to miss performance objectives or financial targets.

We conduct our operations at our facilities in Germantown, Maryland. This region is the headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in these markets is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. Changes to U.S. or similar foreign immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to the U.S. or similar foreign immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.
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
As of December 31, 2025, we had 14 full-time and part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, technical, sales, marketing, financial and other personnel, as well as additional facilities to expand our operations. Future growth would impose significant added responsibilities on members of management, including:
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
We and our third-party CROs and other contractors and consultants rely extensively on information technology systems to conduct and manage our business. Despite the implementation of security measures, our internal computer systems and those of our current and future third-party providers are vulnerable to damage from computer viruses and unauthorized access, including cybersecurity incidents and data breaches. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyberattacks could include wrongful conduct by insider employees or vendors, hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, including ransomware, denial-of-service, social engineering fraud, including phishing attacks, data breaches, or other means to threaten data security, confidentiality, integrity and availability, and may be enhanced or facilitated by Artificial Intelligence (AI). Further, attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third-parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. If such an event were to occur, it could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and result in a material disruption of our development programs and our business operations, such as the loss of clinical trial data from completed or future clinical trials. Such loss could result in delays in our marketing authorization efforts and significantly increase our costs to recover or reproduce the data.

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
Our ADSs trade on Nasdaq in U.S. dollars. Due to the international scope of our operations, our assets, earnings and cash flows are influenced by movements in exchange rates of several currencies, particularly the U.S. dollar, the pound sterling and the euro. Our reporting currency is denominated in U.S. dollars and our functional currency is the pound sterling (except that the functional currency of our U.S. subsidiaries is the U.S. dollar) and the majority of our operating expenses are paid in pound sterling. We also regularly acquire services, consumables and materials in U.S. dollars, pounds sterling, AUS dollars and the euro. Further potential future revenue may be derived particularly from the United States. As a result, our business and the price of our ADSs may be affected by fluctuations in foreign exchange rates between the pound sterling and these other currencies, which may also have a significant impact on our results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place. See Note 4 in the notes to our annual financial statements appearing elsewhere in this Annual Report for a description of foreign exchange risks.
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
As of March 6, 2026, our executive officers, directors, and 5% shareholders beneficially owned approximately 46% of our voting stock. Depending on the level of attendance at our meetings of shareholders, these shareholders either alone or voting together as a group may be in a position to determine or significantly influence the outcome of decisions taken at any such meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure and the approval of certain significant corporate transactions. This may prevent or discourage unsolicited acquisition proposals or offers for our ADSs that holders of our ADSs may feel are in their best interest as shareholders.

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
If we fail to regain compliance with the continued listing requirements of Nasdaq, our ADSs may be delisted and the price of our ADSs and our ability to access the capital markets could be negatively impacted.
On December 30, 2025, we received a deficiency letter from Nasdaq indicating that, for the last 30 consecutive business days, the bid price for our ADSs had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days, or until June 29, 2026, to regain compliance with the minimum bid price rule. If we do not regain compliance with the minimum bid price rule by June 29, 2026, we may be eligible for an additional 180 calendar day compliance period. We intend to monitor the closing bid price of our ADSs and may, if appropriate, consider available options to regain compliance with the minimum bid price rule.

There are many factors that may adversely affect our ADS’ minimum bid price, including those described throughout this section titled “Item 1A. Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our ADSs from the Nasdaq would likely result in decreased liquidity and increased volatility for our ADSs and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our ADSs from the Nasdaq would also make it more difficult for holders of our ADSs to sell our ADSs in the public market.

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
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which may allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements. We cannot predict if investors will find our ADSs less attractive because we may rely on these exemptions. If some investors find our ADSs less attractive as a result, there may be a less active trading market for our ADSs and our stock price may be more volatile.
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
We believe that our place of central management and control is not in the U.K. (or the Channel Islands or the Isle of Man) for the purposes of the jurisdictional criteria of the Takeover Code. Accordingly, we believe that we are not currently subject to the Takeover Code and, as a result, our shareholders are not currently entitled to the benefit of certain takeover offer protections provided under the Takeover Code, including the rules regarding mandatory takeover bids.
In the event that this changes, or if the interpretation and application of the Takeover Code by the Panel on Takeovers and Mergers, (the "Takeover Panel"), changes (including changes to the way in which the Takeover Panel assesses the application of the Takeover Code to English companies whose shares are listed outside of the U.K.), the Takeover Code may apply to us in the future.
The Takeover Panel has confirmed that, from February 3, 2027, the location of the Company’s place of central management and control will no longer be relevant in determining whether the Takeover Code applies to the Company. From February 3, 2027, the Takeover Code will only apply to the Company in the event that our securities are quoted on a UK regulated market (or U.K. multilateral trading facility or certain exchanges in the Channel Islands or the Isle of Man).

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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our ordinary shares or ADSs. We are evaluating the elections available under the OBBBA. Based on our current assessment, we do not expect the changes to Section 174 under the OBBBA to have a material impact on our financial position or results of operations. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the "Code"), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in our ordinary shares or ADSs.

We believe we were a passive foreign investment company ("PFIC"), for prior taxable years and we may be a PFIC in the current or future taxable years, which could result in adverse U.S. federal income tax consequences to U.S. Holders.
Under the Code, we will be a PFIC, for any taxable year in which (i) 75% or more of our gross income consists of passive income or (ii) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income. For the purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as holding and receiving directly its proportionate share of assets and income of such corporation. If we are a PFIC for any taxable year during which a U.S. Holder holds our ordinary shares or ADSs, the U.S. Holder may be subject to adverse tax consequences regardless of whether we continue to qualify as a PFIC, including ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred and additional reporting requirements. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of ordinary shares or ADSs and is: (i) an individual who is a citizen or individual resident of the United States; (ii) a corporation, or other entity taxable as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States, any state therein or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust if (1) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (2) the trust has a valid election to be treated as a U.S. person under applicable U.S. Treasury Regulations.
Based on the current and expected composition of our income and the value of our assets, we were a PFIC for the year ended December 31, 2025 and expect to remain a PFIC for our current taxable year (or the portion of our current taxable year ending on or prior to the consummation of the Scheme Transaction, as applicable). No assurances regarding our PFIC status can be provided for the current taxable year or any future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by the spending of the cash we raise in any offering.
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
Each “Ten Percent Shareholder” (as defined below) in a non-U.S. corporation that is classified as a “controlled foreign corporation (a “CFC”) for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. In addition, if a non-U.S. corporation owns at least one U.S. subsidiary, under applicable law for taxable years ending before January 1, 2026, any current non-U.S. subsidiaries and any future newly formed or acquired non-U.S. subsidiaries of the non-U.S. corporation will be treated as CFCs, regardless of whether the non-U.S. corporation is treated as a CFC. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties. Each Ten Percent Shareholder of a CFC is also required to include in income such Ten Percent Shareholder’s share of “global intangible low-taxed income” (for tax years beginning after December 31, 2017 and prior to January 1, 2026) and “net CFC tested income” (for tax years beginning after December 31, 2025) with respect to such CFC. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a United States person (as defined by the Code) who owns or is considered to own 10% or more of (1) the value of all classes of stock of such corporation or (2) the total combined voting power of all classes of stock entitled to vote of such corporation.

We do not believe that we were a CFC in 2025, and (prior to the consummation of the Scheme Transaction) we do not expect to be a CFC in 2026. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with CFC reporting obligations may subject a United States shareholder to significant monetary penalties. We cannot provide any assurances that we will furnish to any Ten Percent Shareholder information that may be necessary to comply with the reporting and tax paying obligations applicable under the CFC rules of the Code. U.S. Holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC.

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
Implementing any appropriate changes to our internal controls, including changes relating to our application of the requirements of Section 404 of the Sarbanes-Oxley Act, may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to continue to discover and develop novel immunotherapeutics for the treatment of immunetolerance.
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
The U.K.'s withdrawal from the European Union could increase the regulatory burden of product development and authorization in the U.K. and European Union.
The U.K. formally left the European Union on 31 January 2020 (commonly referred to as Brexit). The European Union and the U.K. have concluded a trade and cooperation agreement (“TCA”) which has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of the U.K. and European Union pharmaceutical regulations. As a result, a separate application must be made to conduct a clinical trial in the U.K. as well as the European Union and a separate U.K. marketing authorization is required to commercialize a medicinal product in the U.K. as well as the European Union. Obtaining such regulatory approvals is a lengthy and expensive process and this therefore adds time and expense to the conduct of our business in both the U.K. and European Union. In addition, the U.K. is seeking to reform aspects of the medicines legislation following its departure from the European Union. For example, on December 12, 2024, the U.K. government introduced a legislative proposal that, if implemented, will replace the current regulatory framework for clinical trials in the U.K. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials and the development of medicinal products in the U.K. and/or European Union, our development plans may be impacted. If we fail to comply with the regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects will be adversely affected.
Item 1B. Unresolved Staff Comments
Not Applicable.

Item 1C. Cybersecurity
In the normal course of business, we may collect and store personal information and other sensitive information, including proprietary and confidential business information, financial information, trade secrets, intellectual property, information regarding trial participants in connection with clinical trials, sensitive third-party information and employee information. In an effort to protect this information from cybersecurity risks, we have developed a cybersecurity program that has been integrated into our overall risk management process; it incorporates policies and practices designed to protect the confidentiality, integrity and security of our sensitive information.
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

Our cybersecurity program is managed by our Manager of Operations and IT Systems, who reports directly to senior management on matters regarding cybersecurity, as appropriate, and is supported by third-party vendors. Together, our senior management and Manager of Operations and IT Systems are responsible for leading company-wide cybersecurity strategy, policies, standards, and processes.

The Audit Committee, pursuant to its charter, has oversight over management of cybersecurity risks. Senior management provide the Audit Committee with periodic updates on data management and cybersecurity initiatives, as well as on significant existing and emerging cybersecurity risks, including cybersecurity incidents, as applicable.

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

Item 2. Properties
We lease and occupy approximately 19,700 square feet of state-of-the-art wet laboratory and office space in Germantown, Maryland, United States. We also lease approximately 31,000 square feet of office and laboratory space on the Harwell Science and Innovation Campus, Harwell, Oxfordshire, U.K. We are currently marketing the Harwell facility for sublease for the remainder of the lease term.
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
Holders of Our ADSs
Our ADSs each represent one ordinary share, nominal value £0.000025 per share, of Barinthus Biotherapeutics plc. An ADS may be evidenced by an American Depositary Receipt issued by the Bank of New York Mellon as depositary bank. As of March 6, 2026, there was one holder of record of our ordinary shares, nominal value £0.000025 per share, and 39 holders of record of our ADSs. The closing sale price per ADS on the Nasdaq Global Market on March 6, 2026 was $0.60.
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
Recent Sales of Unregistered Equity Securities
None.
Certain Material U.K. Tax Considerations
The following discussion is limited to a general guide to current U.K. tax law and HM Revenue & Customs, or HMRC, published guidance (which is not binding) applying as at the date of this Annual Report (both of which are subject to change at any time, possibly with retrospective effect) relating to the ownership and disposition of ordinary shares, or such shares represented by ADSs. Each shareholder should however seek individual tax advice as specific rules may apply in certain circumstances. The U.K. tax consequences discussed below do not constitute legal or tax advice and do not reflect a complete analysis or listing of all the possible U.K. tax consequences that may be relevant to holders of our ordinary shares or ADSs. It is written on the basis that we do not (and will not) directly or indirectly derive 75% or more of its qualifying asset value from U.K. land, and that we are and will remain solely resident in the U.K. for tax purposes and will therefore be subject to the U.K. tax regime and not the U.S. tax regime.

Except to the extent that the position of non-U.K. resident persons is expressly referred to, this guide relates only to persons who are resident for tax purposes solely in the U.K. and do not have a permanent establishment, branch or agency (or equivalent) in any other jurisdiction with which the holding of our ordinary shares or ADSs is connected, who are absolute beneficial owners of our ordinary shares or ADSs (and do not hold our ordinary shares or ADSs through an Individual Savings Account or a Self-Invested Personal Pension or any other wrapper or similar product) (a “U.K. Holder”).

This guide may not relate to certain classes of U.K. Holders, such as (but not limited to):

•persons who are connected with us;
•financial institutions;
•insurance companies;
•charities or tax-exempt organizations;
•collective investment schemes;
•pension schemes;
•market makers, intermediaries, brokers or dealers in securities or persons who hold ordinary shares or ADSs otherwise than as an investment; and

•persons who have (or are deemed to have) acquired their ordinary shares or ADSs by virtue of an office or employment or who are or have been our officers or employees or any of our affiliates.

The decision of the First-tier Tribunal (Tax Chamber) in HSBC Holdings PLC and The Bank of New York Mellon Corporation v HMRC (2012) cast some doubt on whether a holder of a depositary receipt is the beneficial owner of the underlying shares. However, based on published HMRC guidance we would expect that HMRC will regard a holder of ADSs as holding the beneficial interest in the underlying shares and therefore these paragraphs assume that a holder of ADSs is the beneficial owner of the underlying ordinary shares and any dividends paid in respect of the underlying ordinary shares (where the dividends are regarded for U.K. purposes as that person’s own income) for U.K. direct tax purposes.
Chargeable Gains
A disposal or deemed disposal of ordinary shares or ADSs by a U.K. holder may, depending on such holder’s circumstances and subject to any available exemptions or reliefs (such as the annual exemption), give rise to a chargeable gain or an allowable loss for the purposes of U.K. capital gains tax (for individuals) and corporation tax on chargeable gains (for corporation tax payers).

If an individual U.K. Holder who is subject to U.K. income tax at either the higher or the additional rate is liable to U.K. capital gains tax on the disposal of ordinary shares or ADSs, the current applicable rate will be 24% (for the tax year 2025/2026). For an individual U.K. Holder who is subject to U.K. income tax at the basic rate and liable to U.K. capital gains tax on such disposal, the current applicable rate would be 18% (for the tax year 2025/2026), save to the extent that any capital gains when aggregated with the U.K. Holder’s other taxable income and gains in the relevant tax year exceed the unused basic rate tax band. In that case, the capital gains tax rate currently applicable to the excess would be 24% (for the tax year 2025/2026).

If a corporate U.K. Holder is or becomes liable to U.K. corporation tax on the disposal (or deemed disposal) of ordinary shares or ADSs, the main rate of U.K. corporation tax would apply (currently at 25% for companies with profits of more than £250,000 or 19% for companies with profits not exceeding £50,000 with a marginal relief applying to profits between £50,000 and £250,000, in each case, for the 2025/2026 tax year).

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

Dividend income is treated as the top slice of the total income chargeable to U.K. income tax for an individual U.K. Holder. An individual U.K. Holder who receives a dividend in the 2025/2026 tax year will be entitled to a dividend tax-free allowance of £500. Income within the dividend tax-free allowance counts towards an individual’s basic, higher or additional rate limits and may, therefore, affect the level of income tax personal allowance to which they are entitled. Dividend income received in excess of the dividend tax-free allowance will (subject to the availability of any income tax personal allowance) be charged at 8.75% for the tax year 2025/2026 (rising to 10.75% for the tax year 2026/2027) to the extent the excess amount falls within the basic rate band, 33.75% for the tax year 2025/2026 (rising to 35.75% for the tax year 2026/2027) to the extent the excess amount falls within the higher rate band and 39.35% (for the tax years 2025/2026 and 2026/2027) to the extent the excess amount falls within the additional rate band.

A corporate holder of ADSs who is not resident for tax purposes in the U.K. should not be chargeable to U.K. corporation tax on dividends received from us unless it carries on (whether solely or in partnership) a trade in the U.K. through a permanent establishment to which the ADSs are attributable.

Corporate U.K. Holders should not be subject to U.K. corporation tax on any dividend received from us so long as the dividends qualify for exemption, which should be the case, although certain conditions must be met. It should be noted that the exemptions, whilst of wide application, are not comprehensive and are subject to anti-avoidance rules. If the conditions for the exemption are not satisfied, such anti-avoidance provisions apply, or such U.K. Holder elects for an otherwise exempt dividend to be taxable, U.K. corporation tax will be chargeable on the amount of any dividends (at the current rate of 25% for companies with profits of more than £250,000 or 19% for companies with profits not exceeding £50,000, with a marginal relief applying to profits between £50,000 and £250,000, in each case for the 2023/2024 and 2025/2026 tax years).
Stamp Duty and Stamp Duty Reserve Tax

The discussion below relates to the holders of our ordinary shares or ADSs wherever resident, however it should be noted that special rules may apply to certain persons such as market makers, brokers, dealers or intermediaries.

Stamp duty and/or stamp duty reserve tax (“SDRT”) are imposed in the U.K. on certain transfers of securities (including shares in companies which, like us, are incorporated in the U.K.) at a rate of 0.5% of the consideration paid for the transfer. Certain transfers of shares to depositaries or into clearance systems are charged a higher rate of 1.5%. Transfers of interests in shares within a depositary or clearance system, and from a depositary to a clearance system, are generally exempt from stamp duty and SDRT.

Issue of Ordinary Shares

Under current U.K. tax law (and except in relation to depositary receipt systems and clearance services (as to which see below), no U.K. SDRT (or, where effected by a written instrument, U.K. stamp duty) should generally be payable in respect of an issue of ordinary shares (including ordinary shares underlying our ADSs).

Transfer of Ordinary Shares

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

Clearance Services and Depositary Receipts

An unconditional agreement to issue ordinary shares to a clearance service or a depositary receipt system (including to a nominee or agent for a person whose business is or includes the issue of depositary receipts or the provision of clearance services) should not attract the higher rate of 1.5% U.K. stamp duty or U.K. SDRT (which we refer to as the 1.5% Charge). Furthermore, subject to the below, no 1.5% Charge should arise in respect of a transfer of ordinary shares to a clearance service or a depositary receipt system where the transfer is carried out in the course of “capital-raising arrangements”, being arrangements pursuant to which the relevant ordinary shares are issued by the company for the purpose of raising new capital. Where any ordinary shares are subject to restriction that has the effect of preventing the transfer of such ordinary shares into a clearance service or depositary receipt system in the course of capital-raising arrangements, such ordinary shares must be transferred as soon as reasonably practicable after the time at which the restriction ceases to have effect in order to prevent the 1.5% Charge from applying.
Where a clearance service has made and maintained an election under section 97A of the U.K. Finance Act 1986, or a section 97A election no 1.5% Charge will apply on any transfer of ordinary shares to that clearance service. It is understood that HMRC regards the facilities of DTC as a clearance service for these purposes and we are not aware of any section 97A election having been made by DTC.

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

Issue of ADSs

No U.K. stamp duty or SDRT should be payable on the issue of ADSs in the Company.

Transfers of ADSs within a clearance system

No U.K. stamp duty or SDRT should be required to be paid in respect of a paperless transfer of ADSs through the facilities of DTC, provided that no section 97A election has been made and maintained by DTC, and such ADSs are held through DTC at the time of any agreement for their transfer. We are not aware of any section 97A election having been made by the DTC.

Issuance or Transfers of ADSs

On the basis of current published HMRC guidance, ADSs are not regarded as stock or a marketable security for the purposes of U.K. stamp duty or a chargeable security for the purposes of U.K. SDRT and, as such, no U.K. stamp duty or SDRT should be required to be paid on the issue or transfer of (including an agreement to transfer) ADSs in the Company.

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating autoimmune and inflammatory diseases within the immunology and inflammation ("I&I") space. Helping patients and their families is the guiding principle at the heart of Barinthus Bio. We aim to achieve this by developing truly transformational and highly disease-specific immunotherapies.
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
We are also exploring partnership opportunities for VTP-300, a product candidate to treat CHB that harnesses viral vector platform technologies, consisting of ChAdOx and MVA; which are designed to increase disease-specific CD8+ T cells. VTP-300 is a Phase 2 immunotherapeutic treatment modality that is a component of a treatment regimen to establish functional cure in patients who are chronically infected by the hepatitis B virus.
We believe our core capabilities at the intersection of T cell immunology and immunotherapeutic technology platforms combined with our track record of successfully executing development path activities uniquely position us to navigate towards delivering promising new treatments for patients with autoimmune and inflammatory diseases and building value for shareholders.
In September 2025, we entered into the Merger Agreement to combine in an all-stock transaction with Clywedog. The newly combined company will advance a differentiated portfolio of clinical-stage candidates targeting metabolic and autoimmune diseases, with four clinical data milestones expected within 18 months of the closing of the transaction. Upon the closing of the transaction, the combined company will be renamed “Clywedog Therapeutics Holdings, Inc.” and is expected to trade on the Nasdaq under the new ticker symbol “CLYD.” The transaction is expected to close in the second quarter of 2026, supported by existing cash and additional investments by OrbiMed and TPAV, LLC, both existing shareholders in Clywedog, and new investors.
We have incurred net losses in each annual and interim reporting period since 2023. For the years ending December 31, 2025 and 2024, we incurred net losses of $66.5 million and $61.2 million, respectively. As of December 31, 2025 and 2024, we had an accumulated deficit of $304.1 million and $237.7 million, respectively, and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts, as and when appropriate.
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
A change in the outcome of any of these or other variables with respect to the development of any of our current and future product candidates could significantly change the costs and timing associated with the development of that product candidate, in either direction. Furthermore, our operating plans may change in the future owing to research outcomes or other opportunities, and we may need additional funds to meet operational needs and capital requirements associated with such altered operating plans. Unless and until we can generate a substantial amount of revenue from our product candidates, if approved, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. Based on our current standalone research and development plans, we expect that our existing cash, cash equivalents, restricted cash and other financial resources will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.
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
Recent Developments
Merger Agreement Amendment
In February 2026, we announced we have entered into an amendment to the Merger Agreement with Clywedog to update the exchange ratio framework to provide additional flexibility in finalizing the transaction terms and to revise certain minimum cash requirements to reflect anticipated transaction timing. All other material terms remain unchanged.
Nasdaq Listing Rule Compliance
On January 6, 2026, we announced we received a letter from the Nasdaq indicating that the closing bid price of our ADSs, each representing one ordinary share of the Company, was below $1.00 per share for 30 consecutive business days, and that, therefore, we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which is the minimum bid price requirement for continued listing on the Nasdaq Global Market. The notice from Nasdaq has no immediate effect on the listing of the ADSs, and the ADSs will continue to be listed on the Nasdaq Global Market under the symbol “BRNS.” Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have automatically been afforded a 180-calendar day period, or until June 29, 2026, to regain compliance with the minimum bid price requirement. The continued listing standard will be met if the closing bid price of the ADSs is at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day period. If we are not in compliance by June 29, 2026, we may be afforded a second 180-calendar day period to regain compliance if it meets certain requirements. We intend to monitor the closing bid price of the ADSs and are currently evaluating our options for regaining compliance, which could include a reverse stock split of the ADSs.

Impact of International Conflict
In respect of the international conflicts in Gaza, Ukraine and Iran, we have no operations or suppliers based in Israel, Gaza, Ukraine, Belarus, Russia or Iran, and as a result, as of the date of this Annual Report on Form 10-K, we believe the impact on our business, operations and financial condition will be minimal.

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
In April 2020, we entered into the OUI License Agreement Amendment with OUI in respect of our rights to use the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of this vaccine. In March, 2022, we were notified by OUI of the commencement of payments to us arising from AstraZeneca’s commercial sales of Vaxzevria. In May 2024, AstraZeneca announced the initiation of withdrawal of marketing authorization for Vaxzevria in Europe as demand had declined. In October 2024, we were informed of additional amounts due to the Company from Oxford University Innovation Limited (OUI) in relation to the Company's share of royalties received by OUI as a result of prior commercial sales of Vaxzevria by AstraZeneca. As a result there was no revenue for the year ending December 31, 2025 (year ended December 31, 2024 $15.0 million), representing the amounts we have been notified of as due by OUI to date. We do not expect to receive any further payments relating to future commercial sales of Vaxzevria and, if such payments are due, that we will be notified of such payments in a timely manner.
Operating Expenses
Our operating expenses since inception have consisted of research and development costs and general and administrative costs.
Research and Development Expenses
Since our inception, we have focused significant resources on our research and development activities, including establishing and building on our adenovirus platform, further enhancing our in-licensed ChAdOx1, ChAdOx2 and MVA vectors, developing a next-generation adenoviral vector, acquiring new technology platforms including SNAP-TI and SNAP-CI, conducting preclinical studies, developing various manufacturing processes, and advancing our clinical programs. Research and development activities account for a large portion of our operating expenses, and product candidates in later stages of development generally have higher development costs than those in earlier stages, due to larger and more complex clinical trials, manufacturing scale-up and an increase in research and development headcount to oversee these activities. We are currently seeking partners to fund or collaborate on certain of our programs, including VTP-300 and VTP-850, which we do not intend to develop beyond the completion of the ongoing trials, as applicable. We expect research and development expenses to increase in the future as we progress our program through the next stage of development. Research and development costs are expensed as incurred. These costs include:
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

General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related expenses, including share-based compensation, in our executive, finance, business development and other administrative functions. Other general and administrative expenses include consulting fees and professional service fees for auditing, tax and legal services, rent expenses related to our offices, depreciation, impairment of property and equipment and right-of-use assets, foreign exchange gains and losses on our cash balances, other central non-research costs and changes in the fair value of contingent consideration. When determining the fair value of contingent consideration, significant judgment is used to determine the probability of success of achievement of the technology and clinical milestones and the date of the expected milestone. Our general and administrative expenses would continue to increase in the future if we expand our operating activities and if we seek to manufacture and/or commercialize any of our current and future product candidates. These costs will increase if our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq and the SEC, directors’ and officers’ liability insurance premiums and investor relations activities.
Other Operating Income
Other operating income includes grant income from an agreement (the "CEPI Funding Agreement") with the Coalition for Epidemic Preparedness Innovations ("CEPI") pursuant to which CEPI will provide funding to us to advance the development of VTP-500, a vaccine candidate against MERS. When there is reasonable assurance that we will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, grant income is recognized as other operating income on a gross basis in the consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which we recognize expenses for the related costs for which the grants are intended to compensate. Payments received in advance of incurring reimbursable expenses are recorded as deferred income. Any remaining unused amounts of the cash payments received on the balance sheets will be disclosed as restricted cash in the notes of the consolidated financial statements. Minimal future activity is expected in relation to the VTP-500 program following the strategic decision to prioritize pipeline assets in the I&I space.
Other Income/(Expense)
Interest Income
Interest income results primarily from the interest earned on our short-term cash deposits and cash balances held by Barinthus Biotherapeutics (UK) Limited.
Interest Expense
Interest expense results primarily from the asset retirement obligation discounted over the length of the relevant lease.
Research and Development Incentives
Research and development incentives contain payments receivable from the U.K. government related to corporation tax relief for qualifying expenditure on research and development projects in the U.K. We account for such relief received as other income.
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

For 2025, we benefit from the applicable U.K. research and development tax credit regime which is the merged scheme Research & Development expenditure credit ("RDEC") and enhanced R&D intensive support ("ERIS") that replaces the old RDEC and small and medium-sized enterprise ("SME") schemes for accounting periods beginning on or after April 1, 2024. For expenditure under the merged scheme, the rate of Research and Development expenditure credit is 20%, which is the same as the rate under the old RDEC scheme for expenditure incurred on or after April 1, 2023. For loss-makers and small profit-makers, a lower rate of notional tax restriction (currently 19%) applies at payment. The amount of the Pay As You Earn ("PAYE") cap for claims under both the merged scheme and ERIS is £20,000 plus 300% of the company’s relevant PAYE and National Insurance contributions liabilities. The PAYE cap (where applicable) will limit the amount of payable credit that can be received in the accounting period under consideration. Any excess over the cap will be carried forward and treated as an amount of Research and Development expenditure credit to which the company will be entitled for the next accounting period. Based on prior claims and the split of qualifying spend it is expected that the PAYE cap is unlikely to affect the net benefit. Furthermore, legislation included in Finance Act 2024 restricts the extent to which payments to contractors for R&D and externally provided workers can qualify for R&D relief where R&D activity takes place outside the U.K., which may restrict the ability to include cost incurred on externally provided workers based in the U.S.

For 2024, we benefited from the applicable U.K. research and development tax credit regime, being the Small and Medium-sized Enterprises R&D tax relief program (“SME Program”), and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program. Under the SME Program, we were able to surrender some of our trading losses that arise from qualifying research and development activities for a cash rebate of up to 18.6% of such qualifying research and development expenditure, as the SME additional deduction is 86% and the SME credit rate is 10%.

Under both the merged RDEC scheme and the SME program, a company qualifies as an R&D intensive business if R&D expenditure constitutes at least 30% of total expenditure. From the analysis performed, we have not and do not expect to claim under the loss-making R&D intensive scheme criteria primarily due to the proportion of total relevant expenditure occurring outside the U.K.

In future years, we may not be able to continue to claim research and development tax credits under the U.K. research and development tax credit regime if we no longer qualify based on the eligibility criteria. Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. There was no tax loss restriction applied to the R&D tax credits in the U.K. for the years ended December 31, 2025 and 2024.
Critical Accounting Policies and Use of Estimates
This discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to fair value of contingent consideration and impairment of intangible assets. Management bases its estimates on historical experience and on various other market specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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

Intangible assets

In September 2025, we announced that we have entered into the Merger Agreement to combine in an all-stock transaction with Clywedog. The indicative offer price was below the fair value of our net assets expected at completion and below prior valuations utilized in our most recent impairment assessments, thereby constituting an impairment triggering event. As a result, we recorded a total impairment charge for acquired development technology intangible assets of $4.7 million during the quarter ended September 30, 2025. The determination of the fair value of our net assets expected at completion, is a non-recurring fair value measurement. Subsequently, we reviewed for additional indicators of impairment and did not identify any additional impairment triggers nor was any additional impairment expense recorded.
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
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table sets forth the significant components of our results of operations (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024	Change
License revenue	$—	$14,969	$(14,969)
Operating expenses:
Research and development	25,564	42,236	(16,672)
General and administrative	40,830	29,670	11,160
Impairment of intangible assets	4,667	—	4,667
Goodwill impairment	—	12,209	(12,209)
Total operating expenses	71,061	84,115	(13,054)
Other operating income	506	1,176	(670)
Loss from operations	(70,555)	(67,970)	(2,585)
Other income/(expense):
Interest income	1,957	2,678	(721)
Interest expense	(51)	(53)	2
Research and development incentives	2,000	3,983	(1,983)
Other income	16	135	(119)
Total other income, net	3,922	6,743	(2,821)
Loss before income tax	(66,633)	(61,227)	(5,406)
Tax benefit	175	44	131
Net loss	$(66,458)	$(61,183)	$(5,275)
Revenue
For the year ended December 31, 2025 and 2024, our revenue consisted of nil and $15.0 million, respectively from the OUI License Agreement Amendment with respect to amounts owed to us by OUI for the commercial sales of Vaxzevria. In 2024, AstraZeneca announced it had made the strategic decision to initiate the withdrawal of marketing authorization for Vaxzevria within Europe, citing decline in demand as the reason for the decision. We do not expect to receive any further payments relating to future commercial sales of Vaxzevria and, if such payments are due, that we will be notified of such payments in a timely manner.

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year ended December 31, 2025	Year ended December 31, 2024	Change
Direct research and development expenses by program:
VTP-1000 Celiac	$6,063	$5,486	$577
Barinthus legacy assets[1]	8,531	18,223	(9,692)
Total direct research and development expenses	$14,594	$23,709	$(9,115)
Indirect research and development expenses:
Personnel-related (including share-based compensation)	8,413	15,867	(7,454)
Facility related	1,370	1,249	121
Other indirect costs	1,187	1,411	(224)
Total indirect research and development expenses	10,970	18,527	(7,557)
Total research and development expenses	$25,564	$42,236	$(16,672)

1 In January 2025, we announced a strategic focus on developing a pipeline in I&I, and the deprioritization of our programs in infectious disease and oncology. The following programs were previously presented separately and have been grouped collectively as "Barinthus Legacy Assets" for both years presented: VTP-300 HBV, VTP-850 Prostate Cancer, VTP-200 HPV, VTP-600 NSCLC, VTP-500 MERS and other and earlier stage programs.

Our research and development expenses for the years ended December 31, 2025 and 2024 were $25.6 million and $42.2 million, respectively, and consisted of direct and indirect research and development expenses.
Direct expenses for the years ended December 31, 2025 and 2024 were $14.6 million and $23.7 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $9.1 million decrease, $9.7 million pertains to a net decrease in spend across Barinthus legacy asset infectious disease and oncology programs as the ongoing trials reached clinical completion and following the strategic decision to partner these programs for future development. This decrease is partially offset by a $0.6 million increase in spend on VTP-1000 for the ongoing Phase 1 AVALON clinical trial.
Indirect research and development expenses for the years ended December 31, 2025 and 2024 were $11.0 million and $18.5 million, respectively. Of the $7.6 million decrease, $7.5 million relates to the reduction in headcount and the associated reduction in personnel-related expense (including share-based compensation).
General and Administrative Expenses
General and administrative expenses for the years ended December 31, 2025 and 2024 were $40.8 million and $29.7 million, respectively. The increase of $11.1 million relates primarily to a $12.0 million change in foreign exchange gains and losses (from a gain of $2.4 million for the year ended December 31, 2024 to a loss of $9.6 million for the year ended December 31, 2025), as well as an increase of $6.5 million in professional fees attributable to increased strategic activity.
These increases are partially offset by a $2.6 million net reduction in depreciation and amortization reflecting the $5.3 million impairment charge recorded in the year ended December 31, 2024 in relation to the U.K. operating lease right-of-use assets and property and equipment. For the year ended December 31, 2025, depreciation includes a $1.1 million impairment charge in relation to U.S. right-of-use assets and leasehold improvements and $1.6 m accelerated depreciation due to a decrease in the estimated useful lives of the U.K. right of use and fixed assets.
Personnel-related expenses decreased $2.8 million due to the reduction in headcount and the associated reduction in personnel-related expense (including share-based compensation). Other general and administrative costs decreased $1.4 million which is attributable to reduced travel expenses, reduced communications expenses, lower insurance premiums and other reductions in facility-related expenses.
Impairment of intangible assets expense

For the years ended December 31, 2025 and 2024, impairment of intangible assets expense was $4.7 million and nil million, respectively. This increase relates to the impairment assessment performed during the third quarter of 2025, following an impairment triggering event identified in relation to us entering a definitive merger agreement to combine in an all-stock merger transaction with Clywedog. See Note 7 for further details.
Goodwill Impairment Expense
For the years ended December 31, 2025 and 2024, goodwill impairment expense was nil and $12.2 million, respectively. The decrease relates to the impairment assessment performed during the fourth quarter of 2024, based on the expected utilization of Company assets and external market conditions.
Interest Income
For the years ended December 31, 2025 and 2024, interest income was $2.0 million and $2.7 million respectively, which primarily resulted from the reduction in interest rates and the reduction in cash amounts on short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the years ended December 31, 2025 and 2024, research and development incentives were $2.0 million and $4.0 million, respectively. Such research and development incentives relate to corporation tax relief on research and development project incentive programs in the U.K. The decrease of $2.0 million is primarily due to a decrease in qualifying R&D activities related to the strategic decision to stop development of the viral vector programs beyond the completion of the ongoing clinical trials in the U.K. and reduced R&D recovery rate under the new merged scheme for 2025.
Tax benefit
For the years ended December 31, 2025 and 2024, the tax benefit was $0.18 million and $0.04 million respectively, which primarily relates to movements in deferred tax.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront royalty and milestone payments from OUI in connection with the OUI License Agreement Amendment for Vaxzevria. Through December 31, 2025, we have received gross proceeds of approximately $330.1 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of December 31, 2025, we had cash, cash equivalents and restricted cash of $71.9 million. Key financing and corporate milestones include the following:
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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Year ended December 31, 2025	Year ended December 31, 2024
Net cash used in operating activities	$(47,979)	$(28,940)
Net cash provided by/(used in) investing activities	416	(892)
Net cash provided by financing activities	2	2,163
Effect of exchange rates on cash, cash equivalents and restricted cash	7,013	(2,021)
Net decrease in cash, cash equivalents and restricted cash	$(40,548)	$(29,690)
Cash Used in Operating Activities
During the year ended December 31, 2025, net cash used in operating activities was $48.0 million, primarily resulting from our net loss of $66.5 million, adjusted by depreciation and amortization expense of $5.8 million, long-lived asset impairment charge of $5.8 million, unrealized foreign exchange loss of $3.7 million, non-cash lease expenses of $3.3 million, share based compensation of $0.5 million and changes in our operating assets and liabilities, net of $0.4 million primarily related to a $6.4 million decrease in research and development incentives receivable, a $6.0 million decrease in accounts payable and accrued expenses, a $2.0 million decrease in operating lease liabilities, a $1.7 million decrease in prepaid expenses, and a $0.5 million decrease in deferred income.
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
Net Cash Provided By / (Used In) Investing Activities
During the years ended December 31, 2025 and 2024, cash provided by/(used) in investing activities was $0.4 million and $(0.9) million, respectively. For the year ended December 31, 2025, these amounts primarily related to proceeds received upon the sale of U.K. laboratory equipment. For the year ended December 31, 2024, these amounts primarily related to lab and office equipment purchases in both our U.K. and U.S. facilities.
Net Cash Provided by Financing Activities
During the year ended December 31, 2025 cash provided by financing activities related only to net proceeds from the issuance of ordinary shares in the form of ADSs through stock option exercises. During the year ended December 31, 2024, cash provided by financing activities of $2.2 million primarily related to net proceeds received from the issuance of ordinary shares in the form of ADSs through the “at-the-market” sales agreement with Jefferies LLC.

Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash

During the years ended December 31, 2025 and 2024, the effect of foreign exchange on cash, cash equivalents and restricted cash was a $7.0 million gain and $2.0 million loss respectively, primarily as a result of fluctuations between the United States dollar and pound sterling exchange rates.
Future Funding Requirements
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, except for 2022 when we were profitable. We have negative operating cash flows for the periods ending December 31, 2025 and 2024. As of December 31, 2025, we had an accumulated deficit of $304.1 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:
•pursue the clinical and preclinical development of our current product candidates;
•use our technologies to advance additional product candidates into preclinical and clinical development;
•seek marketing authorizations for product candidates that successfully complete clinical trials, if any;
•attract, hire and retain additional clinical, regulatory, quality control and other personnel;
•conduct preclinical studies and clinical trials for our current and future product candidates based on our proprietary synthetic and biologic platforms, including SNAP-TI;
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
Since our foundation, we have invested a significant portion of our efforts and financial resources in research and development activities for our viral vector platform (ChAdOx and MVA), acquisition of additional complementary platforms such as SNAP-TI, development of new technologies, and our product candidates derived from these technologies. Preclinical studies and especially clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may elect to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate functions. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and potentially in-house manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise as outlined above. Because the outcome of any preclinical study or clinical trial is uncertain and the rate of change of third-party costs is also unpredictable, we cannot reasonably estimate now the actual amounts which will be necessary to complete the development and commercialization of our current or future product candidates successfully.
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
•the success of our collaborations with current and any future collaboration partners;
•our ability to establish, maintain or terminate collaborations, strategic licensing or other arrangements and the financial terms of such agreements;
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
Based on our current standalone research and development plans, we expect that our existing cash, cash equivalents, restricted cash and other financial resources will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. These estimates are based on assumptions that may prove to be wrong, and we could use our available capital resources more quickly than we expect.
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

Lease, Purchase, and Other Obligations
We have operating lease obligations related to our property, plant and equipment. The details of these leases are disclosed in Item 2. “Properties". The obligations related to both short- and long-term lease arrangements are set forth in Note 16 “Commitment and Contingencies” to our consolidated financial statements.
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
We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of December 31, 2025. See section entitled “Business - Our Collaboration and License Agreements.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency and Currency Translation
We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Barinthus Biotherapeutics plc and its consolidated subsidiaries, Barinthus Biotherapeutics (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiaries, Barinthus Biotherapeutics North America, Inc., Beacon Topco, Inc. and Cdog Merger Sub, Inc., is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Pty Limited, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Switzerland GmbH, is the Swiss franc. Our cash, cash equivalents and restricted cash as of December 31, 2025 consisted primarily of cash balances held by Barinthus Biotherapeutics (UK) Limited in United States dollars.
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
We incur significant operating costs in the U.K. and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables from our U.K. operations that are settled in pound sterling. For the year ended December 31, 2025, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in a material change to our current and projected expenses denominated in pound sterling for the year ended December 31, 2025.
Interest Rate Sensitivity
We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash, cash equivalents and restricted cash of $71.9 million as of December 31, 2025, which were primarily held as account balances with banks in the U.K. and United States. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
Item 8. Financial Statements and Supplementary Data
Consolidated Financial Statements
Our audited consolidated financial statements are included at the end of this Annual Report, starting at page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025.
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
Based on our evaluation, our principal executive officer and principal financial officer, has concluded that, as of such date, our disclosure controls and procedures were effective.
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

In making its assessment of the Company’s internal control over financial reporting as of December 31, 2025, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and evaluated the internal control over financial reporting. Based on our assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025, based on criteria in Internal Control-Integrated Framework (2013) issued by the COSO.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2025 covered by this Annual Report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers as of the date of this Annual Report:

Name	Age	Present Position	Year Elected to Present Position
William Enright	63	Chief Executive Officer and Director	2019
Leon Hooftman	68	Chief Medical Officer	2024
Robin Wright	61	Chairman of the Board of Directors	2018
Alex Hammacher	45	Non-Executive Director	2020
Pierre A. Morgon, PharmD	63	Non-Executive Director	2018
Anne M. Phillips, MD	72	Non-Executive Director	2021
Karen T. Dawes	74	Non-Executive Director	2021
Joseph C. Scheeren	70	Non-Executive Director	2021

William Enright has been our Chief Executive Officer and a member of our board of directors since August 2019. From June 2008 to November 2018, Mr. Enright served as the Chief Executive, President and Director of Altimmune, Inc. (“Altimmune”), a biopharmaceutical company. Prior to joining Altimmune, Inc., Mr. Enright held various positions at GenVec, Inc. (acquired by Precigen, Inc.), leaving as Head of Business Development. He currently serves on the Board of Directors and Chair of the Compensation Committee of BullFrog AI, Inc. Mr. Enright brings a breadth of experiences in a variety of positions within the life science/biotech industry, including time as a consultant, a bench scientist and 12 years with Life Technologies, Inc. (acquired by Thermo-Fisher), working in various senior level licensing, business management, manufacturing and research roles. Mr. Enright holds a MA and BS in Biology from SUNY at Buffalo and a MS in Business Management from Johns Hopkins University. We believe that Mr. Enright is qualified to serve on our board of directors because of his considerable management experience in the biopharmaceutical industry.

Leon Hooftman has been our Chief Medical Officer since June 2024. Dr. Hooftman held Chief Medical Officer roles at several biotechnology companies, including ISA Pharmaceuticals from May 2018 to June 2024, Polyphor AG from September 2014 to May 2018, Synthon BV from October 2011 to August 2014 and Chroma Therapeutics from October 2004 to January 2011. Prior to that, he served as the Head of Clinical Development at Celltech, from December 2002 until its acquisition by UCB in October 2004. Earlier in his career, Dr. Hooftman held various senior management positions at Roche from May 1995 to December 2002. Dr. Hooftman holds a M.D. from Utrecht State University (Netherlands) and performed his specialist training in Cambridge and London (UK).

Robin Wright has served as our chairman since October 2018 and a member of our board of directors since August 2018. Mr. Wright has extensive senior level experience as a Chief Financial Officer of public companies in both the pharmaceutical and biotechnology industries. Mr. Wright has served as the Chief Financial Officer of MiNa Therapeutics since January 2021. From September 2020 to October 2020, Mr. Wright was our interim Chief Financial Officer. From September 2015 to May 2020, Mr. Wright was the Chief Financial Officer of Pharming Group N.V., a biopharmaceutical company. Mr. Wright holds a BA degree in Chemistry from Oxford University and is a Fellow of the Institute of Chartered Accountants in England and Wales in the UK. We believe Mr. Wright is qualified to serve on our board of directors because of his extensive management experience and financial expertise in the life sciences industry.

Alex Hammacher has been a member of our board of directors since January 2020. Dr. Hammacher is Head of Strategic Operations & Corporate Finance at Oxford Sciences Enterprises, a venture capital firm partnered with Oxford University, a position he has held since October 2019. Prior to joining Oxford Sciences Enterprises, Dr. Hammacher held positions of increasing seniority at Lazard, an investment banking firm, from October 2015 to October 2019, most recently as Director of Healthcare Investment Banking, and UBS, an investment banking firm, from July 2007 to September 2015. Dr. Hammacher received a BA and BM BCh from Oxford University. We believe Dr. Hammacher is qualified to serve on our board of directors because of his extensive investment experience in the life sciences industry.

Pierre A. Morgon has been a member of our board of directors since January 2018. Dr. Morgon is Chief Executive Officer of MRGN Advisors, an investment strategy advisor, a position he has held since January 2015. Dr. Morgon was Regional Partner for Switzerland at Mérieux Equity Partners, an investment firm, a position he has held since October 2014, and is currently a senior advisor to the firm. Dr. Morgon is also Chief Business Officer at Nuvamid, a position he has held from January 2024 to August 2025, Executive Vice President Portfolio Strategy and Supranational Affairs at CanSino Biologics until February 2024, Chief Business Officer at PLL Therapeutics since January 2025, Venture Partner at Rocket Bio Capital since June 2025 and Director at AlMorphous Health since November 2025. Dr. Morgon is also chair of the board of directors of Health Technologies Holding (HTH) Srl, a position he held from June 2020 to April 2025, chair of the board of directors of MYCB1, a position he has held since July 2020, chair of the board of directors of Eurocine Vaccines, a position he has held since May 2019, chair of the board of directors of Kupando GmbH, a position he held from December 2021 to April 2025, and a member of the board of directors of UNIVERCELLS, a position he has held since July 2018, and a member of the board of Amoéba SA, a position held since June 2021, and a member of the board of directors of CanSinoBio Switzerland, a position he has held since May 2022, and a member of the board of directors of Limula, a position he has held since July 2022. Dr. Morgon also served as a member of the board of directors of Alma Biotherapeutics from 2017 to 2018, chair of the board of directors of Virometix AG from January 2017 to November 2019, and chair of the board of directors of Theradiag from 2017 to March 2023. Pierre has over 35 years of experience in the global life science industry, especially with specialty care, vaccines and immunotherapy, at the helm of international operations, in C-level positions at global level in multinational corporations and as CEO of start-up companies. He is a lecturer in several MBA programs and in life science conferences, and at the Mass Challenge incubator in Switzerland where he is also a mentor for start-up life sciences companies. He holds a Doctorate of Pharmacy, a Master in Business Law and an MBA. He is also an alumnus of INSEAD and IMD. We believe Dr. Morgon is qualified to serve on our board of directors due to his extensive experience as a director of life sciences companies.

Anne M. Phillips has been a member of our board of directors since February 2021. Dr. Phillips was a Senior Vice President of Clinical, Medical & Regulatory Affairs, North America Operations, for Novo Nordisk Inc., leading the drug development, clinical operations, medical, regulatory, health economics and outcomes research, and safety teams, a position she held from 2011 to 2022. Prior to joining Novo Nordisk, Dr. Phillips held positions of increasing seniority at GlaxoSmithKline from 1998 to 2010, most recently as Vice President, Medicine Development Leader. Dr. Phillips also served on the board of directors of Trevena Corporation, a biopharmaceutical company, a position she held from 2014 to 2024. Dr. Phillips also served as a member of the board of directors of Carmot Therapeutics, a private biopharmaceutical company, from 2022 to 2023. Dr. Phillips also served as a member of the board of directors of AMAG Pharmaceuticals, Inc., a pharmaceutical company, from 2019 to 2020, and Biotechnology Innovation Organization, a biotechnology trade organization, from 2017 to 2018. Dr. Phillips currently serves on the board of directors of Sagimet Biosciences since August 2024, as well as on the board of directors of vTv Therapeutics since March 2024. Dr. Phillips received a BSc in Zoology from the University of Western Ontario and an MD from the University of Toronto. She completed postgraduate training in Internal Medicine, Medical Microbiology and Infectious Diseases. We believe Dr. Phillips is qualified to serve on our board of directors because of her extensive expertise in the life sciences industry.

Karen T. Dawes has been a member of our board of directors since February 2021. Ms. Dawes is the President of Knowledgeable Decisions, LLC, biopharma pharmaceutical consulting firm focusing on development and commercial/corporate strategy, a position she has held since 2003. Ms. Dawes served from 1999 to 2003 as Senior Vice President and U.S. Business Group Head for Bayer Corporation’s U.S. Pharmaceuticals Group. Prior to joining Bayer, she was Senior Vice President, Global Strategic Marketing, at Wyeth LLC, a pharmaceutical company (formerly known as American Home Products). Ms. Dawes also served as Vice President, Chief Commercial Officer, for Genetics Institute, Inc. Ms. Dawes began her pharmaceuticals industry career at Pfizer, Inc. where, from 1984 to 1994, she held a number of marketing positions, serving most recently as Vice President, Marketing of the Pratt Division. Ms. Dawes also serves on the boards of directors of one publicly traded company, Repligen Corporation, one privately-held company, JPA Health, and one not-for-profit organization, Medicines 360. Ms. Dawes received a BA and an MA from Simmons College in English Literature and an MBA from Harvard University. We believe Ms. Dawes is qualified to serve on our board of directors because of her extensive experience with biopharmaceutical companies as well as her considerable background in the development and commercialization of pharmaceutical products.

Joseph C. Scheeren has been a member of our board of directors since March 2021. Dr. Scheeren is also the founder and president of Scheeren HealthCare LLC, a consulting company specializing in pharmaceutical development and regulatory affairs, and has held these positions since August 2021. Dr. Scheeren serves as the co-chair of the Scientific Advisory Board of Fosun Shanghai Pharmaceuticals in Shanghai since February 2023 and is a member of the International Advisory Board of the French Clinical Research Infrastructure Network in France. He is also on the Supervisory Board of Connect 4 Children Stiechting ("C4C S"), a Dutch non-profit organization since May 2023. Dr. Scheeren served as President and Chief Executive Officer of Critical Path Institute, ("C-Path"), a non-profit organization, from April 2019 to March 2021.

Prior to joining C-Path, Dr. Scheeren served in various senior roles at Bayer AG, a global pharmaceutical company, for 15 years, including serving as Senior Vice President, Senior Advisor to Research and Development from January 2018 to December 2018 and Senior Vice President, Head of Global Regulatory Affairs, Pharmaceuticals and Consumer Health from January 2015 to December 2017. He previously also held numerous executive positions at Aventis Pharmaceuticals, Roussel UCLAF, Ares Serono and Les Laboratoires Servier. Dr. Scheeren has served as an advisor to PathBiotech LLC from June 2021 until October 2023. Dr. Scheeren currently serves as a director on several boards of non- profit organizations, is an adjunct Professor of Regulatory Science at Peking University, Beijing, and was a lecturer at Yale University. Dr Scheeren earned his PharmD, MSc and BS degrees at the University of Leiden, Leiden, the Netherlands, School of Pharmacy. We believe Dr. Scheeren is qualified to serve on our board of directors because of his global expertise in research and development and regulatory affairs in the pharmaceutical industry.

There are no material legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or our subsidiary.

Board of Directors Composition

Our board of directors seeks director candidates who represent a mix of backgrounds and experiences that will enhance the quality of our board of directors' deliberations and decisions. Such candidates are expected to have substantial experience with one or more publicly traded national or multinational companies or have achieved a high level of distinction in their chosen field.

Structure of our Board of Directors

The leadership structure of our board of directors separates the positions of chief executive officer and chairman of the board in order to ensure independent leadership of the Board. Our Board believes that this separation is appropriate for the Company at this time because it allows for a division of responsibilities, with our chief executive officer focused on leading the Company while the chairman can focus on leading the Board in overseeing management, and for a sharing of ideas between individuals having different perspectives.

Independence of our Board of Directors

Our board of directors has determined that Robin Wright, Pierre A. Morgon, Anne M. Phillips, Karen T. Dawes and Joseph C. Sheeren are each independent within the meaning of the director independence standards of Nasdaq. Furthermore, our board of directors has determined that all of the members of our audit committee, compensation committee, and nominating and corporate governance committee are independent within the meaning of the director independence standards of Nasdaq and the rules of the SEC applicable to each such committee.

Our board of directors has determined that Alex Hammacher and William Enright are not independent within the meaning of director independence standards of Nasdaq.

Family Relationships and Adverse Proceedings

There are no family relationships between any of our directors or executive officers. Neither we nor any of our subsidiaries are party to any material proceedings to which any of our directors, officers, affiliates, 5% or more shareholders, or any of their respective associates are a party. We do not believe that any of our directors, officers, affiliates, 5% or more shareholders, or any of their respective associates are adverse to us or any of our subsidiaries or have a material interest that is adverse to us or any of our subsidiaries.

Code of Business Conduct and Ethics
The Company has adopted a Code of Conduct that applies to all officers, directors and employees in connection with their work for us. The full text of our Code of Conduct is posted on the investor relations page of our website at investors.barinthusbio.com/corporate-governance.

The Company intends to satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct by posting such information on our website, at the Internet address and location specified above.

Board Oversight of Risk Management

Our management is primarily responsible for assessing and managing risk, while our board of directors is responsible for overseeing management’s execution of its responsibilities. Our board of directors is supported by its committees in fulfillment of this responsibility. For example, our audit committee focuses on our overall financial risk by evaluating our internal controls and disclosure policies as well as ensuring the integrity of our financial statements and periodic reports. The audit committee also oversees the Company’s information security and technology risks, including the Company’s information security and related risk management programs. Our compensation committee strives to create incentives that encourage an appropriate level of risk-taking consistent with our business strategy. Our nominating and corporate governance committee ensures that our governance policies and procedures are appropriate in light of the risks we face.

Committees of our Board of Directors
Our board of directors has three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. The charters for each of these committees can be found on our website at www.barinthusbio.com, under the “Corporate Governance” subsection of the “Investors” section. Each such committee reviews its respective charter at least annually.

Name	Audit	Compensation	Nominating and Corporate Governance
William Enright
Robin Wright	*	X
Alex Hammacher
Pierre A. Morgon. ParmD	X		*
Anne M. Phillips, MD		*
Karen T. Dawes	X		X
Joseph C. Sheeren		X	X
*denotes committee chairperson.

Audit Committee

Our audit committee is currently composed of Karen T. Dawes, Pierre A. Morgon and Robin Wright, and is chaired by Mr. Wright. Our board of directors has determined that each member of the audit committee meets the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the applicable Nasdaq rules. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq listing rules. Our board of directors has determined that Mr. Wright is an “audit committee financial expert” within the meaning of SEC regulations and the applicable Nasdaq rules. The audit committee held 5 meetings during 2025. The audit committee's responsibilities include:

•recommending the appointment of the independent auditor to the general meeting of shareholders;
•the appointment, compensation, retention and oversight of any accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit services;
•pre-approving the audit services and non-audit services to be provided by our independent auditor before the auditor is engaged to render such services;
•evaluating the independent auditor’s qualifications, performance and independence, and presenting its conclusions to the full board of directors on at least an annual basis;
•reviewing the adequacy of our internal controls with management and any remediation plan associated with any significant control deficiencies or material weaknesses;
•reviewing and discussing with management and our independent registered public accounting firm our financial statements and our financial reporting process;
•reviewing, approving or ratifying any related party transactions; and
•determining whether the Company is required to prepare a financial restatement.

Compensation Committee

Our compensation committee is currently composed of Anne M. Phillips, Robin Wright and Joseph C. Scheeren, and is chaired by Dr. Phillips. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules. Each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The compensation committee held 3 meetings during 2025. The compensation committee's responsibilities include:

•annually reviewing and approving the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
•evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation determine and approve the Chief Executive Officer’s compensation;
•reviewing and approving the compensation of our other executive officers;
•reviewing and establishing our overall management compensation, philosophy and policy;
•overseeing and administering our compensation and similar plans;
•evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;
•reviewing and recommending to the board of directors our policies and procedures for the grant of equity-based awards;
•reviewing and recommending to the board of directors the compensation of our directors;
•preparing our compensation committee report if and when required by SEC rules;
•reviewing and discussing annually with management our “Compensation Discussion and Analysis,” if and when required, to be included in our annual proxy statement;
•reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters; and
•adopting and administering a compensation recovery policy.

Our board of directors has delegated to the compensation committee the authority to determine the compensation for all of our executive officers. Non-executive director compensation is recommended by our compensation committee to the board of directors for approval. Our Chief Executive Officer may participate in general discussions with our compensation committee and board of directors about these compensation matters but he does not participate in discussions during which his individual compensation is being considered and approved.

In 2025, the compensation committee retained the services of the Rewards Solutions practice at Aon plc ("Aon”), an independent compensation consultant, to assist the compensation committee with respect to compensation actions in 2025 with the goal of ensuring that our compensation arrangements for our Chief Executive Officer, our other senior executive officers and our non-executive directors were competitive. Aon provided data from comparable publicly traded biotechnology companies and otherwise assisted the compensation committee in its design of competitive compensation for our Chief Executive Officer, senior executives and non-executive directors. The compensation committee expects to continue to use compensation consultants to assist the compensation committee in determining competitive levels of executive and non-executive compensation and specific design elements of our executive compensation program and non-executive directors’ compensation program. After review and consultation with Aon, the compensation committee determined that Aon is independent and that there is no conflict of interest resulting from retaining Aon in 2025. In reaching these conclusions, our compensation committee considered the factors set forth in the SEC rules and the applicable Nasdaq rules.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Pierre A. Morgon, Karen T. Dawes and Joseph C. Scheeren, which is chaired by Dr. Morgon. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined under the applicable Nasdaq rules. The nominating and corporate governance committee held 1 meeting during 2025. The nominating and corporate governance committee's responsibilities include:

•determining selection criteria and appointment procedures for directors;
•recommending nominees for election to our board of directors and appointment to its committees;
•assessing the functioning of our board of directors and executive officers and reporting the results of such assessment to the board of directors;

•developing corporate governance guidelines and any other governance policies;
•reviewing and discussing with management of the Company’s key human resource management strategies and programs; and
•establishing the Company’s policies and procedures regrading on succession planning and continuing education of employees.
The nominating and corporate governance committee considers candidates for board of directors membership suggested by its members and the Chief Executive Officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates recommended by shareholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our board of directors.

Our board of directors is responsible for filling vacancies on our board of directors and for nominating candidates for election by our shareholders each year in the class of directors whose term expires at the relevant annual general meeting. The board of directors delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

Board and Committee Meetings Attendance

The full board of directors met 11 times during 2025. During 2025, each member of our board of directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of our board of directors (held during the period for which such person has been a director), and (ii) the total number of meetings held by all committees of the board of directors on which such person served (during the periods that such person served). Directors are encouraged to attend the annual meeting of stockholders. Last year, we held an annual meeting of stockholders on June 10, 2025, at which all of our directors were present.
Insider Trading Policy and Prohibition on Hedging and/or Pledging Securities

Our board of directors adopted our insider trading policy governing transactions in our securities by our executive officers, directors, employees and certain designated consultants, that the Company believes it is reasonably designed to promote compliance within insider trading laws, rules and regulations, and any listing standards applicable to the Company.

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. Our insider trading policy allows our directors, officers, vice-president level or above employees, and members of the finance department involved in periodic financial reporting to pledge our securities as collateral for a loan (or modify an existing pledge) only if the pledge has been approved by the audit committee.

It is the Company’s policy to comply with applicable insider trading laws, rules and regulations, and any exchange listing standards when engaging in transactions in Company securities.

Rule 10b5-1 Trading Plan Policy

We have adopted a Rule 10b5-1 trading plan policy, which permits our officers, directors, employees and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

Compensation Recovery Policy

Our Board adopted a Compensation Recovery Policy effective as of October 2, 2023 and adopted an Amended and Restated Compensation Recovery Policy effective June 21, 2023 in compliance with the Nasdaq listing rules, which requires recovery from executive officers of incentive-based compensation that is earned, granted or vested based on the achievement of a financial reporting measure in the event of that we are required to restate our previously issued financial statements due to our material noncompliance with any financial reporting requirement under securities laws. The recoverable compensation includes any compensation received after the effective date of the Compensation Recovery Policy and in the three-year fiscal period preceding the date we were required to prepare the accounting restatement that is in excess of the amount that would have been earned, paid or vested had it been calculated based on the restated financial statements. Recovery is required regardless of fault or a covered officer’s role in the financial reporting process.

Item 11. Executive Compensation
Director Compensation
The table below shows all compensation earned by or paid to our non-executive directors during 2025. William Enright, our Chief Executive Officer, does not receive any compensation for his services as a director and, consequently, is not included in this table. The compensation received by William Enright during 2025 is set forth in the heading "Named Executive Compensation".

	Fees Paid in Cash	Option Awards	Total
Name	($)(1)	($)(1)(2)	($)
Alex Hammacher(3)	$42,182	$17,295	$59,477
Pierre A. Morgon(4)	$61,295	$17,295	$78,590
Robin Wright(5)	$92,272	$17,295	$109,567
Anne M. Phillips(6)	$55,363	$17,295	$72,658
Joseph C. Scheeren(7)	$54,045	$17,295	$71,340
Karen T. Dawes(8)	$56,022	$17,295	$73,317

(1)The amounts reported have been converted from pounds sterling to U.S. dollars using the average exchange rate for 2025 of £0.7586 to $1.00.
(2)Amounts shown reflect the grant date fair value of stock option awards granted during 2025. The grant date fair value was computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718 (“ASC Topic 718”), Compensation — Stock Compensation, disregarding the effect of estimated forfeitures related to service-based vesting. The assumptions used in calculating the grant date fair value of the shares are set forth in Note 14 of “Notes to Consolidated Financial Statements.” These amounts reflect the accounting cost for the stock options and do not correspond to the actual economic value that may be received by the director upon exercise of the stock options.
(3)As of December 31, 2025, Dr. Hammacher held unexercised options to purchase 111,819 shares.
(4)As of December 31, 2025, Dr. Morgon held unexercised options to purchase 132,213 shares.
(5)As of December 31, 2025, Mr. Wright held unexercised options to purchase 132,213 shares.
(6)As of December 31, 2025, Dr. Phillips held unexercised options to purchase 111,819 shares.
(7)As of December 31, 2025, Dr. Scheeren held unexercised options to purchase 111,819 shares.
(8)As of December 31, 2025, Ms. Dawes held unexercised options to purchase 111,819 shares.

Non-Executive Director Compensation Program
We compensate our non-executive directors with a cash retainers and equity awards. The amount of each component of such director cash compensation may change from year to year and is generally established by the compensation committee in conjunction with the Board, and presented at our annual general meeting of shareholders for the period. The annual retainers in effect for services during 2025 are as follows:

Annual Retainer for Board Membership
Annual service on the Board of Directors	£32,000
Additional compensation for service as non-executive Chair of the Board of Directors	£20,000
Additional Annual Retainer for Committee Membership
Annual service as Chair of the Audit Committee	£13,000
Annual service as member of the Audit Committee (other than Chair)	£6,500
Annual service as Chair of the Compensation Committee	£10,000
Annual service as member of the Compensation Committee (other than Chair)	£5,000
Annual service as Chair of the Nomination and Corporate Governance Committee	£8,000
Annual service as member of the Nomination and Corporate Governance Committee (other than Chair)	£4,000

Our policy provides that, upon initial election to our board of directors, each non-executive director will be granted an option to purchase a number of ordinary shares equal to 0.10% of the outstanding ordinary shares as of the date of grant (the “Initial Grant”). Furthermore, on the date of each of our annual meeting of shareholders, each non-executive director who will continue as a non-executive director following such meeting will be granted an option to purchase a number of ordinary shares equal to 0.05% of the outstanding ordinary shares as of the date of grant (the “Annual Grant”). The Annual Grant will vest in full on the earlier of (i) the one-year anniversary of the grant date or (ii) the next annual meeting of shareholders, subject to continued service as a director through the applicable vesting date. The Initial Grant will vest in 36 equal monthly installments, subject to continued service as a director through the applicable vesting date. Such awards are subject to full accelerated vesting upon the sale of the Company.
Employee directors will receive no additional compensation for their service as a director.
We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of our Board of Directors or any committee thereof.

Compensation Committee Interlocks and Insider Participation

Dr. Phillips, Mr. Wright, and Dr. Scheeren served as members of our compensation committee during the year ended December 31, 2025. None of the members of our compensation committee is, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served in the past fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee.
Named Executive Officer Compensation
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
William Enright	2025	653,432	—	512,245	—	47,986	1,213,663
Chief Executive Officer	2024	634,400	—	1,376,573	304,512	47,474	2,362,959
Leon Hooftman[4]	2025	441,259	540,487	119,524	—	36,329	1,137,599
Chief Medical Officer	—	—	—	—	—	—	—
Geoffrey Lynn[5]	2025	301,795	—	—	—	268,257	570,052
Former Chief Scientific Officer	—	—	—	—	—	—	—
Gemma Jones[6]	2025	136,216	—	—	—	632,774	768,990
Former Chief Financial Officer	2024	357,875	—	605,510	120,246	23,294	1,106,925
(1) The amounts reported reflect the grant date fair value of restricted share unit awards and option awards granted in 2025 and 2024 in accordance with ASC Topic 718, disregarding the effect of estimated forfeitures related to service-vesting conditions. The assumptions used in calculating the grant date fair value of the shares are set forth in the Note 14. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting of the applicable awards.
(2) The amounts reported for 2024 represent the annual bonuses paid in February 2025 for the year ended December 31, 2024.
(3) The amounts reported for Mr. Enright 401(k) matching contributions and health insurance coverage. The amounts reported for Dr. Hooftman consist of pension contributions and health insurance. The amounts reported for Dr. Lynn consist of 401(k) matching contributions and health insurance coverage, $146,667 in severance compensation, $11,846 of unused vacation and $69,167 of consulting fees. The 2025 amounts reported for Mrs. Jones consist of pension contributions, health insurance, $261,678 in severance compensation, $17,808 of unused vacation and $349,245 of consulting fees. The 2024 amounts reported for Mrs. Jones consist of pension contributions and healthcare. The amounts reported for Mrs. Jones and Dr. Hooftman have been converted from pounds sterling to U.S. dollars using the average exchange rate for 2024 of 0.7824 to $1.00 and 2025 of £0.7586 to $1.00.
(4) The amounts reported have been converted from pounds sterling to U.S. dollars using the average exchange rate for 2025 of £0.7586 to $1.00. Dr. Hooftman was not a named executive officer for 2024.
(5) Dr. Lynn was not a named executive officer for 2024. Dr. Lynn’s employment terminated effective as of September 5, 2025.
(6) The amounts reported have been converted from pounds sterling to U.S. dollars using the average exchange rate for 2024 of 0.7824 to $1.00 and 2025 of £0.7586 to $1.00. Mrs. Jones' employment terminated effective as of April 30, 2025. She transitioned to a consultant after her termination date and serves as Chief Financial Officer.

Narrative to the Summary Compensation Table

Base Salaries
For the fiscal year ending December 31, 2025, the base salaries for Mr. Enright and Dr. Hooftman were $653,432 and £334,750 ($441,259 using the average exchange rate for 2025 of £0.7586 to $1.00), respectively. At the time of Dr. Lynn's date of termination on September 5, 2025, his base salary was $440,000. At the time of Mrs. Jones' date of termination on April 30, 2025, her base salary was £310,000 ($408,648 using the average exchange rate for 2025 of £0.7586 to $1.00).
Annual Cash Bonuses
Subject to the attainment of certain company and individual performance goals, the Board may approve discretionary bonuses based on a percentage of the executive’s base salary. For the fiscal year ended December 31, 2025, each named executive officer was eligible to earn an annual cash bonus calculated as a percentage of each executive’s base salary and based on the achievement of corporate performance metrics. The corporate performance metrics were not satisfied and no annual cash bonus was awarded for the fiscal year ended December 31, 2025.

Long-Term Equity Incentives
Although we do not yet have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our shareholders. In addition, we believe that equity grants promote executive retention because they incentivize our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our named executive officers and may grant equity incentive awards to them from time to time. Equity awards granted during fiscal year 2025 are set forth below in the Outstanding Equity Awards at Fiscal Year-End table.

Employment Agreements with Our Named Executive Officers
William Enright. We entered into a new employment agreement with Mr. Enright effective upon the closing of our IPO in May 2021. Pursuant to this employment agreement, Mr. Enright agreed to continue to serve as our chief executive officer. Mr. Enright shall be entitled to an annual base salary, subject to periodic increase (but not decrease), target annual bonus opportunity and employee benefits. Under Mr. Enright’s new employment agreement, in the event that Mr. Enright’s employment is terminated by us without “cause” or Mr. Enright resigns for “good reason” (as such terms are defined in the employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor), he will be entitled to receive (i) an amount equal to 12 months of his base salary, payable over the 12 month period following his termination, (ii) if his termination occurs following completion of a calendar year but prior to payment of an annual bonus, payment of such annual bonus, and (iii) if Mr. Enright is participating in our group health plans immediately prior to his termination and elects COBRA health continuation, continuation of such group health coverage at the same rate as if he were an active employee, until the earliest of (A) the 12 month anniversary of his termination; (B) his eligibility for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of his continuation rights under COBRA. The employment agreement also provides that, in lieu of the payments and benefits described above, in the event that Mr. Enright’s employment is terminated by us without cause or Mr. Enright resigns for good reason, in either case within 12 months following a “change in control” (as defined in the employment agreement), subject to the execution and effectiveness of a general release of claims in our favor, he will be entitled to receive (i) a lump sum cash payment equal to 1.5 times the sum of his then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) plus his annual target bonus for the then-current year (or the annual target bonus in effect immediately prior to the change in control, if higher), and (ii) if Mr. Enright is participating in our group health plans immediately prior to his termination and elects COBRA health continuation, continuation of such group health coverage at the same rate as if he were an active employee, until the earliest of (A) the 18 month anniversary of his termination; (B) his eligibility for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of his continuation rights under COBRA. Mr. Enright’s new employment agreement further provides that in the event Mr. Enright’s employment is terminated by us without cause or Mr. Enright resigns for good reason, in either case within 12 months following a change in control, then any outstanding time-based equity awards shall immediately accelerate and become fully vested and exercisable or nonforfeitable on the date of termination.
Mr. Enright is also subject to an agreement relating to confidentiality, assignment of inventions, and a twelve-month nonsolicitation and noncompetition covenant.
Dr. Leon Hooftman. We entered into an employment agreement with Dr. Hooftman on February 21, 2024. Pursuant to this employment agreement, Dr. Hooftman agreed to serve as our chief medical officer. Dr. Hooftman is entitled to an annual base salary, subject to periodic review, target annual bonus opportunity and employee benefits. Dr. Hooftman’s employment agreement contains standard confidentiality provisions which survive termination and also twelve-month non-competition and non-solicitation restrictive covenants.
Dr. Geoffrey Lynn. We entered into an employment agreement with Dr. Lynn effective as of December 1, 2024. Pursuant to this employment agreement, Dr. Lynn agreed to serve as our chief scientific officer. Dr. Lynn was entitled to an annual base salary, subject to periodic review, target annual bonus opportunity and employee benefits. Dr. Lynn’s employment had no specified term but could be terminated at will by either party. Under Dr. Lynn’s employment agreement, in the event that Dr. Lynn’s employment was terminated by us without “cause” or Dr. Lynn resigned for “good reason” (as such terms are defined in the employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor), he would have been entitled to receive (i) an amount equal to 6 months of his base salary, payable over 9 months commencing within 60 days after his date of termination and (ii) subject to Dr. Lynn’s copayment of premium amounts at the applicable active employees’ rate and proper election to receive COBRA health continuation, continuation of such group health coverage at the same rate as if he were an active employee, until the earliest of (A) the 6 month anniversary of his termination; (B) his eligibility for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of his continuation rights under COBRA; provided, however, that if we determined that we cannot pay such amounts to the group health plan provider or the COBRA provider without potentially violating applicable law, then we would convert such payments to payroll payments directly to Dr. Lynn for the time period specified above. The employment agreement also provided that, in lieu of the payments and benefits described above, in the event that Dr. Lynn’s employment was terminated by us without cause or Dr. Lynn resigned for good reason, in either case within 12 months following a “change in control” (as defined in the employment agreement), subject to the execution and effectiveness of a general release of claims in our favor, he would have been entitled to receive (i) a lump sum cash payment equal to one times the sum of his then-current base salary (or his base salary in effect immediately prior to the change in control, if higher) plus his annual target bonus for the then-current year (or the annual target bonus in effect immediately prior to the change in control, if higher), and (ii) subject to Dr. Lynn’s copayment of premium amounts at the applicable active employees’ rate and proper election to receive COBRA health continuation, continuation of such group health coverage at the same rate as if he were an active employee, until the earliest of (A) the 6 month anniversary of his termination; (B) his eligibility for group medical plan benefits under any other employer’s group medical plan; or (C) the cessation of his continuation rights under COBRA; provided, however, that if we determined that we could not pay such amounts to the group health plan provider or the COBRA provider without potentially violating applicable law, then we would convert such payments to payroll payments directly to Dr. Lynn for the time period specified above.
On September 5, 2025, Dr. Lynn entered into a separation agreement and consulting agreement. Pursuant to Dr. Lynn’s separation agreement, his employment terminated effective as of September 5, 2025. Dr. Lynn was provided severance benefits equal to 6 months base salary and COBRA continuation and, subject to the closing of the Combination or another meaningful M&A transaction, a $200,000 transaction bonus. Simultaneously, Dr. Lynn entered into a consulting agreement with us whereby he would provide advisory and transaction services to us until December 31, 2025. Dr. Lynn’s compensation for such services equaled $18,333.33 per month. If Dr. Lynn provides services after December 31, 2025, he is to be paid $213 per hour for such services.
Gemma Jones. We entered into an employment agreement with Mrs. Jones on September 15, 2022. Pursuant to this employment agreement, Mrs. Jones agreed to serve as our chief financial officer. Mrs. Jones was entitled to an annual base salary, subject to periodic review, target annual bonus opportunity and employee benefits. On February 7, 2025, Mrs. Jones entered into a separation agreement. Pursuant to this settlement agreement, her employment terminated on April 30, 2025, and Mrs. Jones received payment equal to £30,000 as settlement payment, £155,000 as notice payment and £13,509 accrued holiday payment (a total of $261,678 using the average exchange rate for 2025 of £0.7586 to $1.00). Subsequently, we entered into an agreement with CFGI (UK) Limited for CFO services pursuant to which Mrs. Jones will serve as our Chief Financial Officer.

Additional Narrative Disclosure
401(k) Plan. We maintain a tax-qualified retirement plan that provides eligible U.S. employees, including our named executive officers, with an opportunity to save for retirement on a tax-advantaged basis. All participants’ interests in their contributions are 100% vested when contributed. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The retirement plan is intended to qualify under Section 401(a) of the Code. We match 100 percent of employee contributions, up to 6 percent of each employee’s compensation (as defined in the plan).
Health and Welfare Benefits. All of our full-time employees, including our executive officers are eligible to participate in certain medical, disability and life insurance benefit programs offered by us.

Outstanding Equity Awards at Fiscal Year-End — 2025
The following table summarizes, for each of our named executive officers, the number of ordinary shares underlying outstanding share options and share awards held as of December 31, 2025.

		Option Awards(1)					Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Shares, Units or Other Rights that have not Vested ($)
William Enright	April 29, 2021	176,130	—	—	17.00	May 1, 2031	—	—
	January 3, 2022	359,605	—	—	11.12	March 14, 2032	—	—
	January 3, 2023	293,333	146,667	—	2.40	January 3, 2033	—	—
	January 2, 2024	147,993	295,988	—	3.70	January 2, 2034	—	—
	February 3, 2025	—	600,000	—	1.00	February 3, 2035	—	—
Leon Hooftman	June 3, 2024	65,055	130,111	—	2.00	June 3, 2034	—	—
	February 3, 2025	—	140,000	—	1.00	February 3, 2034
	October 1, 2025	—	—	—	—	—	361,530	540,487
Geoffrey Lynn	January 3, 2022	174,500	—	—	11.12	September 5, 2026	—	—
	January 3, 2023	15,590	—	—	2.40	September 5, 2026	—	—
	January 2, 2024	8,069	—	—	3.70	September 5, 2026	—	—
Gemma Jones	September 6, 2021	30,900	—	—	14.96	April 30, 2026	—	—
	January 3, 2022	7,499	—	—	11.12	April 30, 2026	—	—
	September 15, 2022	222,666	—	—	3.07	April 30, 2026	—	—
	January 3, 2023	22,066	—	—	2.40	April 30, 2026	—	—
	January 2, 2024	64,333	—	—	3.70	April 30, 2026	—	—
(1)Unless otherwise specified, each option vests in three equal annual installments, with the first such annual installment vesting upon the first anniversary of the vesting commencement date, subject to such named executive officer’s continued employment as of each such date.

Policy Regarding Timing of Awards of Options and Other Like Instruments

It is the policy of our board of directors and our compensation committee to not take material non-public information into account when determining the timing of equity awards in order to take advantage of a depressed stock price or an anticipated increase in stock price. Similarly, it is our practice not to time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.

Our compensation committee generally grants annual equity awards, including stock option grants to our named executive officers, in the first quarter of each fiscal year. In addition, new hires receive stock option grants at the time of their hiring.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to our ordinary shares that may be issued under our existing equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)
Equity compensation plans approved by security holders(1)(2)	5,976,157	$6.28	3,248,605
Equity compensation plans not approved by security holders	—	—	—
Total	5,976,157	$6.28	3,248,605

(1)Includes the following plans: our Share Award Plan 2021 (the “2021 Plan”) and the Enterprise Management Incentive Share Option Scheme (the “EMI Plan”).
(2)As of December 31, 2025, a total of 9,224,762 ordinary shares of our common stock have been reserved for issuance pursuant to the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2025, by 4% of the outstanding number of ordinary shares on the immediately preceding December 31 or such lesser number of shares as determined by the compensation committee. This number will be subject to adjustment in the event of a share split, share dividend or other change in our capitalization. The Company no longer makes grants under the EMI Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and related footnotes set forth information with respect to the beneficial ownership of our ordinary shares, as of March 6, 2026, by:

•each beneficial owner of 5% or more of our outstanding ordinary shares;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. In computing the number of ordinary shares beneficially owned by a person and the percentage ownership of that person, ordinary shares subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of March 6, 2026 are considered outstanding. These ordinary shares, however, are not included in the computation of the percentage ownership of any other person. Applicable percentage ownership is based on 40,848,893 ordinary shares outstanding as of March 6, 2026.

Except as otherwise indicated, all of the shares reflected in the table are ordinary shares and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.
Except as otherwise indicated in the table below, addresses of the directors, executive officers and named beneficial owners are in care of Barinthus Biotherapeutics plc, 20400 Century Boulevard, Suite 210, Germantown, MD 20874.

	Ordinary Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
5% or Greater Shareholders:
Oxford Science Enterprises plc(1)	8,797,770	21.5%
M&G Investment Management Limited(2)	5,197,349	12.7%
Frank Cawood(3)	3,384,513	8.3%
Named Executive Officers and Directors:
William Enright(4)	2,715,100	6.3%
Leon Hooftman(5)	111,721	*
Geoffrey Lynn (6)	838,798	2.0%
Gemma Jones(7)	347,464	*
Robin Wright(8)	160,295	*
Alex Hammacher(9)	94,645	*
Pierre A. Morgon(10)	122,545	*
Anne M. Philips(11)	94,645	*
Karen T. Dawes(12)	93,345	*
Joseph C. Scheeren(13)	114,645	*
All Executive Officers and Directors as a Group (8 persons)[14]	3,506,941	8.2%
*     Represents beneficial ownership of less than one percent.

(1)Based solely on a Schedule 13G filed with the SEC on February 11, 2022 by Oxford Science Enterprises plc. The business address for Oxford Science Enterprises plc is 46 Woodstock Road, Oxford, OX2 6HT, United Kingdom.
(2)Based solely on a Schedule 13G filed with the SEC on September 30, 2024 by M&G Investment Management Limited (“MAGIM”). The ordinary shares in the forms of ADSs are legally owned by Luxembourg Specialist Investment Fund FCP-RAIF. Luxembourg Specialist Investment Fund FCP- RAIF is advised by MAGIM. The business address for MAGIM is 10 Fenchurch Avenue, London, EC3M 5AG, UK.
(3)Based solely on a Schedule 13G filed with the SEC on February 11, 2025 by Frank W. Cawood. The business address for Frank W. Cawood is 600 Edgewater Drive, Unit 402, Dunedin, FL 34698.
(4)Consists of (a) 728,454 ordinary shares held by William J Enright TR UA Dated 03/04/2021 Enright Family 2021 Irrevocable Trust, (b) 514,923 ordinary shares held by William Enright Revocable Trust, and (c) 1,471,723 ordinary shares underlying options exercisable within 60 days of March 6, 2026. Mr. Enright is the trustee of the above referenced trusts and may be deemed to beneficially own these securities.
(5)Consists of 111,721 ordinary shares underlying options exercisable within 60 days of March 6, 2026.

(6)Consists of (a) 638,442 ordinary shares held by Dr. Lynn, (b) 2,197 ordinary shares held in an account owned by Dr. Lynn's spouse, and (c) 198,159 ordinary shares underlying options exercisable within 60 days of March 6, 2026.
(7)Consists of 347,464 ordinary shares underlying options exercisable within 60 days of March 6, 2026.
(8)Consists of (a) 48,256 ordinary shares held by Mr. Wright and (b) 112,039 ordinary shares underlying options exercisable within 60 days of March 6, 2026.
(9)Consists of (a) 3,000 ordinary shares held by Dr. Hammacher and (b) 91,645 ordinary shares underlying options exercisable within 60 days March 6, 2026.
(10)Consists of (a) 10,506 ordinary shares held by Dr. Morgon and (b) 112,039 ordinary shares underlying options exercisable within 60 days of March 6, 2026.
(11)Consists of (a) 3,000 ordinary shares held Dr. Philips and (b) 91,645 ordinary shares underlying options exercisable within 60 days of March 6, 2026.
(12)Consists of (a) 1,700 ordinary shares held by Ms. Dawes and (b) 91,645 ordinary shares underlying options exercisable within 60 days of March 6, 2026.
(13)Consists of (a) 23,000 ordinary shares held by Dr. Scheeren and (b) 91,645 ordinary shares underlying options exercisable within 60 days of March 6, 2026.
(14)Consists of (a) 1,332,839 ordinary shares and (b) 2,174,102 ordinary shares underlying options exercisable within 60 days of March 6, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements which are described under the section titled “Executive Compensation” and the transactions described below, since January 1, 2024, there was not, and there is not currently proposed, any transaction or series of similar transactions to which we have been or are to be a party in which the amount involved exceeded, or exceeds, $120,000 and in which any director, executive officer, holder of five percent or more of any class of our capital stock, or any member of their immediate family had, or will have, a direct or indirect material interest.

License Revenue

In April 2020, we entered into the OUI License Agreement Amendment with OUI, in respect of our rights to the ChAdOx1 technology in COVID-19 vaccines to facilitate the license of those rights by OUI to AstraZeneca. Under this agreement, we are entitled to receive from OUI a share of payments, including royalties and milestones, received by OUI from AstraZeneca in respect of sales of Vaxzevria. We recognized $15.0 million and nil in revenue for the years ended December 31, 2024 and 2025, respectively, and were owed nil from OUI as of December 31, 2024 and 2025. In December 2025, we delivered written notice to OUI to terminate the OUI License Agreement, as amended. The agreement remained in effect during the three-month notice period and terminated in February 2026 in accordance with its terms.

Agreements with our Executive Officers

We have entered into employment agreements with certain of our executive officers. These agreements contain customary provisions and representations, including confidentiality, non-competition, non-solicitation and inventions assignment undertakings by the executive officers and non-executive directors. The enforceability of the non-competition provisions may be limited under applicable law.

Indemnification Agreements

We have entered into a deed of indemnity with each of our directors and executive officers. These agreements and our Articles of Association require us to indemnify our directors and executive officers to the fullest extent permitted by law.

Related Party Transactions Policy

We have adopted a written related party transactions policy that provides that such transactions must be approved by our audit committee. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common shares, in each case since the beginning of the most recently completed year, and their immediate family members.

Item 14. Principal Accounting Fees and Services

The table below sets forth a summary of the fees billed to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for professional services rendered during the fiscal years ended December 31, 2025 and December 31, 2024. All such services and fees were pre-approved by the audit committee, which concluded that the provision of such services was compatible with the maintenance of each firm’s independence in the conduct of its auditing functions. The amounts reported have been converted from pounds sterling to U.S. dollars using the average exchange rate for 2025 of 0.7586 to $1.00, and 2024 of £0.7826 to $1.00, respectively.

	December 31, 2025	December 31, 2024
Fees	($000)	($000)
Audit fees (1)	810	795
Audit-related fees (2)	405	324
Tax fees (3)	—	—
All other fees (4)	2	2
Total	1,217	1,121
(1) “Audit fees” consist of fees billed for the audit of our annual consolidated financial statements, statutory audits, review of interim condensed consolidated financial statements included in quarterly reports, assistance with review of documents filed with the SEC paid to PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements, attest services.
(2) “Audit-related fees” consist of fees paid to PricewaterhouseCoopers LLP in connection with registration statements filed with the SEC.
(3) “Tax fees” consist of fees paid to PricewaterhouseCoopers LLP in connection with tax compliance, tax advice and tax planning. We did not pay any “tax fees” to PricewaterhouseCoopers LLP in 2025 or 2024.
(4) “All other fees” consist of non-audit fees paid to PricewaterhouseCoopers LLP for access to its financial statement disclosure checklist.

Audit Committee Pre-Approval Policy and Procedures

The audit committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage PricewaterhouseCoopers LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the audit committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by PricewaterhouseCoopers LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the audit committee. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence. On an annual basis, the audit committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by PricewaterhouseCoopers LLP without first obtaining specific pre-approval from the audit committee. The audit committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

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
2.1†
Agreement and Plan of Merger and Reorganization, dated December 9, 2021, by and among Barinthus Biotherapeutics plc, VA Merger Sub 1 Inc., VA Merger Sub 2 Inc., Avidea Technologies Inc., and Benjamin Eisler, as the Securityholder Agent (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-40367) filed on December 14, 2021).

2.2*†
Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated March 11, 2022, by and between Barinthus Biotherapeutics plc and Benjamin Eisler, as Securityholder Agent (Incorporated by reference to Exhibit 2.2 to our Annual Report on Form 10-K (File No. 001-40367) filed on March 25, 2022).

2.3
Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated May 9, 2022, by and between Barinthus Biotherapeutics plc and Benjamin Eisler, as the Securityholder Agent (Incorporated herein by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q (File No. 001-40367), filed on August 9, 2022).

2.4**
Merger Agreement, dated as of September 29, 2025, by and among the Registrant, Topco Merger Sub, and Clywedog (Incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-40367) filed on September 30, 2025).

2.5
Merger Agreement Amendment, dated as February 22, 2026, by and among the Registrant, Topco, Merger Sub and Clywedog, (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. filed No. 001-40367) filed on February 23, 2026).

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

10.5#
Form of Deed of Indemnity between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.6#**
Form of Employment Agreement between the Registrant and William Enright (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1/A (File No. 333-255158) filed on April 27, 2021).

10.7
Registration Rights Agreement, dated March 28, 2022, by and among the Registrant and Benjamin Eisler, as the Securityholder Agent (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on May 11, 2022).

10.8
Form of Indemnification Agreement between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on November 10, 2022).

10.9**	Lease Agreement by and between Barinthus Biotherapeutics North America, Inc. and ARE-Maryland No. 52, LLC, dated as of June 14, 2022.

10.10#	Service Agreement with Leon Hooftman, effective February 21, 2024 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 001-40367) filed on November 6, 2024).

10.11#	Service Agreement with Geoffrey Lynn, effective December 1, 2024 (Incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K (File No. 001-40367) filed on March 20 2025).

10.12#	Termination Agreement with Nadege Pelletier, effective January 27, 2025 (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K (File No. 001-40367) filed on March 20, 2025).

19.1	Amended and Restated Insider Trading Policy, effective June 21, 2023 (Incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K (File No. 001-40367) filed on March 30, 2025).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1*	Power of Attorney (included on signature page to this Annual Report).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Amended and Restated Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K (File No. 001-40367) filed on March 30, 2025).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL document).
___________________________
*Filed or furnished herewith.
†Certain portions of this exhibit have been omitted because they are not material and the Registrant customarily and actually treats that information as private or confidential.
#    Indicates a management contract or any compensatory plan, contract or arrangement.
**Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.
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

March 13, 2026	Barinthus Biotherapeutics plc

	By:	/s/ William Enright

William Enright
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints William Enright as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William Enright	Chief Executive Officer and Director	March 13, 2026
William Enright	(Principal Executive Officer and Principal Financial Officer)

/s/ Gemma Jones	Chief Financial Officer	March 13, 2026
Gemma Jones	(Principal Accounting Officer)

/s/ Robin Wright	Chairman and Director	March 13, 2026
Robin Wright

/s/ Alex Hammacher	Director	March 13, 2026
Alex Hammacher

/s/ Pierre A. Morgon	Director	March 13, 2026
Pierre A. Morgon

/s/ Anne M. Phillips	Director	March 13, 2026
Anne M. Phillips

/s/ Karen T. Dawes	Director	March 13, 2026
Karen T. Dawes

/s/ Joseph C. Scheeren	Director	March 13, 2026
Joseph C. Scheeren

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Barinthus Biotherapeutics plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Barinthus Biotherapeutics plc and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
March 13, 2026
We have served as the Company’s auditor since 2022.

BARINTHUS BIOTHERAPEUTICS PLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

	As of December 31, 2025	As of December 31, 2024
ASSETS
Cash and cash equivalents	$70,456	$110,662
Restricted cash	1,396	1,738
Research and development incentives receivable	1,108	7,139
Prepaid expenses and other current assets	4,830	6,203
Total current assets	77,790	125,742
Property and equipment, net	3,523	7,373
Intangible assets, net	14,288	21,947
Right of use assets, net	1,638	4,384
Other assets	930	881
Total assets	$98,169	$160,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$350	$2,474
Accrued expenses and other current liabilities	6,249	9,525
Deferred income	1,396	1,738
Operating lease liability - current	2,023	1,920
Total current liabilities	10,018	15,657
Non-current liabilities:
Operating lease liability - non-current	9,258	10,087
Contingent consideration	2,871	2,650
Other non-current liabilities	1,476	1,360
Deferred tax liability, net	254	438
Total liabilities	$23,877	$30,192
Commitments and contingencies (Note 16)
Stockholders’ equity:
Ordinary shares, £0.000025 nominal value; 40,848,893 shares authorized, issued and outstanding (December 31, 2024: authorized, issued and outstanding: 40,234,663)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2024: authorized, issued and outstanding: 63,443)	86	86
Additional paid-in capital	393,944	393,474
Accumulated deficit	(304,092)	(237,664)
Accumulated other comprehensive loss – foreign currency translation adjustments	(15,731)	(25,868)
Total stockholders’ equity attributable to Barinthus Biotherapeutics plc shareholders	74,208	130,029
Noncontrolling interest	84	106
Total stockholders’ equity	$74,292	$130,135
Total liabilities and stockholders’ equity	$98,169	$160,327
___________________________

The accompanying notes are an integral part of these consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)

	Year Ended
	December 31, 2025	December 31, 2024
License revenue [1]	$—	$14,969
Total revenue	—	14,969
Operating expenses
Research and development	25,564	42,236
General and administrative	40,830	29,670
Impairment of intangible assets	4,667	—
Goodwill impairment	—	12,209
Total operating expenses	71,061	84,115
Other operating income	506	1,176
Loss from operations	(70,555)	(67,970)
Other income/(expense):
Interest income	1,957	2,678
Interest expense	(51)	(53)
Research and development incentives	2,000	3,983
Other income	16	135
Total other income, net	3,922	6,743
Loss before income tax	(66,633)	(61,227)
Tax benefit	175	44
Net loss	(66,458)	(61,183)
Net loss attributable to noncontrolling interest	30	109
Net loss attributable to Barinthus Biotherapeutics plc shareholders	(66,428)	(61,074)

Weighted-average ordinary shares outstanding, basic	40,527,218	39,348,240
Weighted-average ordinary shares outstanding, diluted	40,527,218	39,348,240
Net loss per share attributable to ordinary shareholders, basic	$(1.64)	$(1.55)
Net loss per share attributable to ordinary shareholders, diluted	$(1.64)	$(1.55)

Net loss	$(66,458)	$(61,183)
Other comprehensive gain/(loss) – foreign currency translation adjustments	10,145	(2,549)
Comprehensive loss	(56,313)	(63,732)
Comprehensive loss/(gain) attributable to noncontrolling interest	22	105
Comprehensive loss attributable to Barinthus Biotherapeutics plc shareholders	$(56,291)	$(63,627)
___________________________
1All license revenue is from related parties and is generated in the U.K. for the year ended December 31, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)

	Year ended December 31, 2025
	Ordinary Shares			Deferred A Shares		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance, January 1, 2025	40,234,663	$1		63,443	$86	$393,474	$(237,664)	$(25,868)	$130,029	$106	$130,135
Share based compensation	—	—		—	—	468	—	—	468	—	468
Issue of ordinary shares, net of issuance costs	614,230	0	1	—	—	2	—	—	2	—	2
Foreign currency translation adjustments	—	—		—	—	—	—	10,137	10,137	8	10,145
Net loss	—	—		—	—	—	(66,428)	—	(66,428)	(30)	(66,458)
Balance, December 31, 2025	40,848,893	$1		63,443	$86	$393,944	$(304,092)	$(15,731)	$74,208	$84	$74,292

	Year ended December 31, 2024
	Ordinary Shares			Deferred A Shares
	Shares	Amount		Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2024	38,643,540	$1		63,443	$86	$386,602	$(176,590)	$(23,315)	$186,784	$211	$186,995
Share based compensation	—	—		—	—	4,709	—	—	4,709	—	4,709
Issue of ordinary shares, net of issuance costs	1,591,123	0	1	—	—	2,163	—	—	2,163	—	2,163
Foreign currency translation adjustments	—	—		—	—	—	—	(2,553)	(2,553)	4	(2,549)
Net loss	—	—		—	—	—	(61,074)	—	(61,074)	(109)	(61,183)
Balance, December 31, 2024	40,234,663	$1		63,443	$86	$393,474	$(237,664)	$(25,868)	$130,029	$106	$130,135
__________________________________
1 Indicates amount less than one thousand
The accompanying notes are an integral part of these consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,458)	$(61,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	468	4,709
Impairment of long-lived assets	5,794	5,260
Impairment of goodwill	—	12,209
Depreciation and amortization	5,845	5,800
Non-cash lease expenses	3,332	1,443
Unrealized foreign exchange loss	3,742	(649)
Change in contingent consideration	26	866
Non-cash interest expense	51	48
Deferred tax benefit	(175)	(44)
Profit on sale of property and equipment	(245)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,704	3,643
Research and development incentives receivable	6,417	(2,345)
Accounts payable	(2,202)	898
Accrued expenses and other current liabilities	(3,793)	456
Deferred income	(506)	1,738
Operating lease liabilities	(1,979)	(1,789)
Net cash used in operating activities	$(47,979)	$(28,940)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	453	—
Purchases of property and equipment	(37)	(892)
Net cash provided by/(used) in investing activities	$416	$(892)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares from the exercise of stock options	2	0	1
Proceeds from issue of ordinary shares, net of issuance costs	—	2,163
Net cash provided by financing activities	$2	$2,163
Effect of exchange rates on cash, cash equivalents and restricted cash	7,013	(2,021)
Net decrease in cash, cash equivalents and restricted cash	(40,548)	(29,690)
Cash, cash equivalents and restricted cash, beginning of the period	112,400	142,090
Cash, cash equivalents and restricted cash, end of the period	$71,852	$112,400
___________________________
1Indicates amount less than one thousand
The accompanying notes are an integral part of these consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Business and Basis of Presentation
Nature of business

Barinthus Biotherapeutics plc is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Barinthus Biotherapeutics plc and its direct and indirect subsidiaries, Barinthus Biotherapeutics (UK) Limited, Barinthus Biotherapeutics North America, Vaccitech Oncology Limited (“VOLT”), Barinthus Biotherapeutics Pty Limited, Barinthus Biotherapeutics Switzerland GmbH are collectively referred to as the “Company” or “Barinthus Bio”. During the quarterly period ended September 30 2025, the Company incorporated two new subsidiaries, Beacon Topco, Inc. (“Topco”) and Cdog Merger Sub, Inc. (“Merger Sub”), for the purpose of the transactions contemplated by the recently announced merger agreement with Clywedog Therapeutics, Inc. ("Clywedog"). These entities are not material to the Company's consolidated financial position or results of operations.

The Company is a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating autoimmune and inflammatory diseases within the immunology and inflammation ("I&I") space enabled by the proprietary and highly differentiated platform for promoting immune tolerance, referred to as SNAP-TI. The Company's lead candidate, VTP-1000, is designed to restore immune non-responsiveness to gluten in patients with celiac disease, and is currently being assessed in a Phase 1 clinical trial. The Company occupies laboratory and office space in Germantown, Maryland, United States.

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

At the effective time of the Scheme Transaction (the “Scheme Effective Time”), upon the terms and subject to the conditions set forth in the Merger Agreement, Topco will acquire each outstanding ordinary share of the Company, with a par value £0.000025 per ordinary share (each such acquired ordinary share, a “Scheme Share”), which, for the avoidance of doubt, will include ordinary shares held by The Bank of New York Mellon (the “Depositary”) (or to the extent that the Depositary is not itself the registered holder of such shares that underly the Company’s American Depositary Shares (the “ADSs”), each representing one (1) ordinary share, whichever nominee, custodian or other entity is the registered holder under the terms of the Deposit Agreement, dated as of April 29, 2021, among the Company, the Depositary, and all holders from time to time of the ADSs, as may be amended from time to time), from the holders of Scheme Shares whose names appear in the register of members of the Company at the Scheme Effective Time) in accordance with the provisions of the

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Scheme of Arrangement, and each Scheme Share will be converted into the right to receive (i) one (1) share of common stock, 0.0001 par value per share, of Topco (the “Topco Common Stock”) subject to and strictly in accordance with the terms of the Scheme of Arrangement plus (ii) cash in lieu of any fractional shares, rounded down to the nearest whole share. Following the Scheme Effective Time, Topco may in its discretion elect to commence a self-tender offer (“Self-Tender Offer”) to purchase up to $27.0 million in shares of Topco Common Stock then issued and outstanding, which Self-Tender Offer, if elected, will be consummated prior to the Merger.

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
Basis of presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial reporting. The Company’s reporting currency is the U.S. dollar. As of December 31, 2025, the Company had cash, cash equivalents and restricted cash of $71.9 million and an accumulated deficit of $304.1 million and the Company expects to incur losses for the foreseeable future as it continues to pursue its activities, including the commercialization of its research and development. The Company expects to continue to incur costs and expenditures in connection with the Contemplated Transactions, further in connection with the Contemplated Transactions Barinthus may pay up to $27.0 million to existing shareholders under a Self Tender offer. If the Contemplated Transactions are consummated, any additional funding will be sought by the combined company. However as the transaction is not yet consummated, when performing the going concern assessment, management have assessed the Company on a standalone basis and expects that its cash, cash equivalents and restricted cash will be sufficient to fund current operations for at least the next 12 months from the issuance of the consolidated financial statements. In the future the Company will need additional cash inflows to pursue its activities, including the commercialization of its research and

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
development. There is no assurance that the Company will be successful in obtaining sufficient cash inflows on terms acceptable to the Company to fund continuing operations, if at all.
The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
Guarantees and indemnifications
As permitted under the laws of England and Wales, the Company indemnifies its officers, directors, consultants and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. Through the years ended December 31, 2025 and 2024, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.
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
Use of estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. The Company’s actual results may differ from these estimates under different assumptions or conditions.
During the current year, the Company updated certain estimates related to the carrying value of long-lived assets as a result of the announced Contemplated Transactions with Clywedog. The adjustment reflects updated assumptions regarding expected future cash flows and market participant perspectives. Additional information regarding this change in estimate and its impact on the financial statements is included in Note 7.
As of the date of issuance of these consolidated financial statements, the Company is not aware of any other specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
Comprehensive loss
Comprehensive loss for all periods presented is comprised primarily of net loss and other comprehensive loss, which solely relates to foreign currency translation adjustments.
Foreign currency translation
The Company’s reporting currency is the United States dollar. The functional currency of the parent and each subsidiary is the currency of the country and economic environment in which it is located. Assets and liabilities of each legal entity denominated or measured in a currency other than British Pounds are first translated into British pounds and consolidated. The consolidated balances are then converted into United States dollars at period-end exchange rates. Revenues and expenses are translated into British pounds, then into U.S. dollars at average exchange rates for each reporting period. Translation adjustments are reflected as accumulated other comprehensive loss within stockholders’ equity. Gains and losses on foreign currency transactions are included in the consolidated statements of operations and comprehensive loss in

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
general and administrative expenses. The aggregate net foreign exchange gain or loss included in determining net loss was a loss of $9.6 million and gain of $2.4 million for the years ended December 31, 2025 and 2024, respectively.
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
Cash and cash equivalents
The Company considers all highly liquid investments purchased with remaining maturities of three months or less on the purchase date to be cash and cash equivalents. Cash and cash equivalents include bank demand deposits and money market funds that are actively traded (a Level 1 input). As of December 31, 2025, and 2024 there were no cash equivalents.
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

BARINTHUS BIOTHERAPEUTICS PLC
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
Other Operating Income
Other operating income includes grant income from the CEPI Funding Agreement pursuant to which CEPI will provide funding to us to advance the development of VTP-500, a vaccine candidate against MERS. When there is reasonable assurance that we will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, grant income is recognized as other operating income on a gross basis in the consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which we recognize expenses for the related costs for which the grants are intended to compensate. Payments received in advance of incurring reimbursable expenses are recorded as deferred income. Any remaining unused amounts of the cash payments received will be disclosed as restricted cash in the consolidated balance sheets.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Licensees that represented 10% or more of the Company’s revenue are presented below:

Revenue	Country	Year ended December 31, 2025	Year ended December 31, 2024
Oxford University Innovation	U.K.	—%	100%
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
Impairment
The Company reviews long-lived assets to be held and used, including property and equipment, intangible assets and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. There were impairments recorded during the year ended December 31, 2025 and 2024.
Goodwill
Goodwill represents the excess of cost over the fair value of the net tangible and intangible assets of businesses acquired in a business combination. Goodwill is not amortized but rather is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies and measures the amount of goodwill impairment loss, if any, to be recognized by comparing the fair value

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of a reporting unit with its carrying amount. If the fair value exceeds the carrying amount, no further analysis is required; otherwise, if the fair value is less than the carrying amount, the difference is recognized as a goodwill impairment loss not to exceed the carrying amount of the goodwill. The carrying amount of goodwill was nil at December 31, 2024 . The Company has performed the annual impairment assessment and identified qualitative indicators of impairment, most notably the share price drop in November 2024, including the lack of recovery thereof, and the strategic considerations to partner VTP-300 for future clinical development. Therefore, the Company performed a qualitative impairment assessment and determined that it was more likely than not that the fair value of the reporting unit is less than its carrying amount. The reporting unit comprises the net assets of the Company. The Company then performed a quantitative impairment assessment using the income approach to determine the fair value of the reporting unit, including the net present value of clinical stage assets and overhead costs. Based on the quantitative assessment, the Company determined that the fair value of the reporting unit is less than its carrying amount as of December 31, 2024, and, as a result, recognized a goodwill impairment charge of $12.2 million. For the year ended December 31, 2025 there was no impairment charge to Goodwill (December 31, 2024: $12.2 million).

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
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may change for many instruments. This condition could cause an instrument to be reclassified within levels in the fair value hierarchy. There were no transfers within the fair value hierarchy during the years ended December 31, 2025 and 2024.
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
Patent and licensing costs
Patent and licensing costs are expensed as incurred because there is uncertainty as to any future economic benefits arising from these costs.
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
Expected volatility. Previously there was insufficient trading history for the Company’s ordinary shares, therefore the expected price volatility for the Company's ordinary shares was estimated using the average historical volatility of industry peers’ shares as of the grant date of the Company's options over a period of history commensurate with the expected life of the options. When selecting industry peers used in measuring implied volatility, the Company considered the similarity of their products and business lines, as well as their stage of development, size and financial leverage. The Company applied this process consistently using the same or similar public companies until 2023. For options granted since 2023, the Company determined that there is sufficient historical information on volatility of its share price available and the expected volatility used in the fair value calculation of new option grants is calculated based on a blended volatility of both historical volatility of the Company's share price and the average historical volatility of industry peers’ shares.
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
Income taxes
The financial statements reflect provisions for income taxes in the U.K. and foreign jurisdictions. Deferred tax assets and liabilities represent future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and for loss carryforwards using enacted tax rates expected to be in effect in the years in which the differences reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Research and development incentives

In the U.K., the Company had previously been entitled to a research and development tax credit regime, being the Small and Medium-sized Enterprises R&D tax relief program (“SME”),and, to the extent that our projects are grant funded or relate to work subcontracted to us by third parties, the Research and Development Expenditure Credit program, or RDEC Program. For the year ended December 31, 2025, we benefit from the applicable United Kingdom research and development tax credit regime which is the merged scheme Research & Development expenditure credit ("RDEC") and enhanced R&D intensive support ("ERIS") that replaces the prior schemes. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims. For expenditure under the merged RDEC scheme, the rate of Research and Development expenditure credit will is 20%, which is the same as the rate under the old RDEC scheme for expenditure incurred on or after April 1, 2023. For loss-makers and small profit-makers, a lower rate of notional tax restriction (currently 19%) applies at payment. Under both the merged RDEC scheme and the prior SME program, a company qualifies as an R&D intensive business if R&D expenditure constitutes at least 30% of total expenditure. From the analysis performed, the Company has not and do not currently expect to claim under the loss-making R&D intensive scheme primarily due to the proportion of total relevant expenditure occurring outside the U.K. If the Company incurs tax losses, the Company is entitled to surrender the lesser of unrelieved tax loss sustained and the tax relief. As the realization of the tax relief does not depend on our generation of future taxable income or the Company’s ongoing tax status or tax position, the Company does not consider the tax relief as an element of income tax accounting under ASC 740, Income taxes and records the tax relief as a form of government grant or assistance. For the years ended December 31, 2025 and 2024, the Company recognized research and development incentives of $2.0 million and $4.0 million respectively.
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
Contingent liabilities
A provision for contingent liabilities is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. The Company is a party to certain litigation and disputes arising in the normal course of business. As of December 31, 2025, the Company does not expect that such matters will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
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

In December 2025, the FASB issued ASU 2025-12, Accounting Standards Update Codification Improvements. The amendments in this update facilitates codification updates for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. This standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this standard to determine its impact on its disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. This standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this standard to determine its impact on its disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU amends the guidance for identifying the accounting acquirer in transactions involving variable interest entities (“VIEs”) where the transaction is achieved primarily through the exchange of equity interests, aligning it more closely with the guidance for voting interest entities. The amendments are effective for

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2025-03 as of July 1, 2025. The adoption did not have a material impact on the consolidated financial statements. The Company will apply the amended guidance prospectively to applicable transactions.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This standard is effective for fiscal years beginning after December 15, 2024. The Company has retrospectively adopted the ASU and the adoption did not have a material impact on the consolidated financial statements.

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

	Year ended December 31, 2025	Year ended December 31, 2024
Direct research and development expenses:
VTP-1000 Celiac	$6,063	$5,486
Barinthus legacy assets[1]	8,531	18,223
Total direct research and development expenses	$14,594	$23,709
Indirect research and development expenses:
Personnel-related (including share-based compensation)	8,413	15,867
Facility related	1,370	1,249
Other indirect costs	1,187	1,411
Total indirect research and development expenses	10,970	18,527
Total research and development expenses	$25,564	$42,236

1 In January 2025, we announced a strategic focus on developing a pipeline in I&I, and the deprioritization of our programs in infectious disease and oncology. The following programs were previously presented separately and have been grouped collectively as "Barinthus Legacy Assets" for both years presented: VTP-300 HBV, VTP-850 Prostate Cancer, VTP-200 HPV, VTP-600 NSCLC, VTP-500 MERS and other and earlier stage programs.

The Company operates in two geographic regions: the U.S. and the U.K. The following table summarizes the Company’s long-lived assets, which include the Company’s intangible assets, property and equipment, net and right-of-use assets by geography:

	Year ended December 31, 2025	Year ended December 31, 2024
United States	$19,449	$28,907
United Kingdom	—	4,797
	$19,449	$33,704
4. Foreign Currency Translation in General and Administrative Expenses
The aggregate, net foreign exchange gain or loss recognized in general and administrative expenses for the year ended December 31, 2025, and 2024, was a loss of $9.6 million and a gain of $2.4 million, respectively.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2025 and 2024 (in thousands, except number of shares and per share amounts):

	Year Ended December 31,
Numerator:	2025	2024
Net loss	$(66,458)	$(61,183)
Net loss attributable to noncontrolling interest	30	109
Net loss attributable to Barinthus Biotherapeutics plc shareholders	$(66,428)	$(61,074)
Denominator:
Weighted-average ordinary shares outstanding, basic	40,527,218	39,348,240
Weighted-average ordinary shares outstanding, diluted	40,527,218	39,348,240
Net loss per share attributable to ordinary shareholders, basic	$(1.64)	$(1.55)
Net loss per share attributable to ordinary shareholders, diluted	$(1.64)	$(1.55)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive. For the year ended December 31, 2025, 5,976,157 (December 31, 2024: 7,285,275) potential ordinary shares issuable for stock options were excluded from the computation of diluted weighted-average shares outstanding because including them would have had an anti-dilutive effect.
6. Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Office furniture and equipment	$452	$1,333
Laboratory equipment	1,752	6,178
Leasehold improvements	8,910	9,282
Property and equipment, at cost	11,114	16,793
Less: accumulated depreciation and impairment charges	(7,591)	(9,420)
Property and equipment, net	$3,523	$7,373
Depreciation expense for the year ended December 31, 2025 was $2.9 million (December 31, 2024: $2.6 million).

For the year ended December 31, 2025 and 2024, the Company recorded a gain of $0.2 million and nil, respectively, from the sale of U.K. laboratory equipment. The recorded associated proceeds from the equipment sale for the year ended December 31, 2025 and 2024 was $0.5 million and nil, respectively).

The Company identified circumstances that could indicate that the carrying amount of leasehold improvements located in the U.S. and the U.S. operating lease right-of-use asset may not be recoverable as of December 31, 2025, as it was more likely than not that the Company would cease to utilize some of the laboratory and office space in Germantown, Maryland in 2026, before the end of the previously estimated useful lives. The Company performed an impairment assessment of the leasehold improvements within the U.S. asset group using the income approach as of December 31, 2025 and recorded an impairment charge within general and administrative expenses of $0.7 million (December 31, 2024: U.K. property and equipment impairment $2.7 million) to write down assets to their estimated recoverable amount. The impairment charge is subject to a number of assumptions and actual results may differ. The Company will continue to refine these assumptions as additional information becomes available. The significant assumptions used in determining the estimated fair value of the leasehold improvements located in the U.S. included how much floor space would be relinquished during sub-leasing. Significant changes in these inputs could have a material effect on the fair value measurement. See Note 16 Commitments and Contingencies for details of the impairment assessment performed over the U.S. operating lease right-of-use asset, which is part of the U.S. asset group.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Intangible Assets, Net
The gross amount of amortizable intangible assets, consisting of acquired developed technology, was $31.6 million at both December 31, 2025 and 2024 and accumulated amortization was $17.3 million and $9.7 million as of December 31, 2025 and 2024, respectively. The amortization expense for the year ended December 31, 2025 was $3.0 million (December 31, 2024: $3.2 million). The estimated annual amortization expense is $2.5 million for the years 2026 through to 2031.
During the quarter ended September 30, 2025, the Company announced it had entered into a definitive merger agreement to combine in an all-stock transaction with Clywedog. The indicative offer price was below fair value of the Company's net assets expected at completion and below prior valuations utilized in our most recent impairment assessments, thereby constituting an impairment triggering event. As a result, the Company recorded a total impairment charge for acquired development technology intangible assets of $4.7 million during the third quarter of 2025. The determination of the fair value of the Company's net assets expected at completion is a non-recurring fair value measurement. Subsequently, we reviewed through to December 31, 2025, for additional indicators of impairment and did not identify any additional impairment triggers nor was any additional impairment expense recorded.
8. Prepaid and Other Current Assets
Prepaid and other current assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepayments	$4,518	$5,859
Value Added Tax receivable	197	—
Other	115	344
Total	$4,830	$6,203

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued manufacturing and clinical expenses	$1,786	$3,326
Value Added Tax payable	—	2,416
Accrued bonus	—	1,774
Accrued payroll and employee benefits	245	656
Accrued professional fees	3,677	737
Accrued other	541	616
Total	$6,249	$9,525

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Grant Income
Coalition for Epidemic Preparedness Innovations (“CEPI”) Funding Agreement

On December 20, 2023, Barinthus Biotherapeutics (UK) Limited, the Chancellors, Masters and Scholars of the University of Oxford (“Oxford,” together with Barinthus Biotherapeutics (UK) Limited, the “Partners”) and the Coalition for Epidemic Preparedness Innovations (“CEPI”) entered into a Funding Agreement (the “Funding Agreement”) pursuant to which CEPI would provide funding of up to $34.8 million to the Company to advance the development of VTP-500, a vaccine candidate against Middle East Respiratory Syndrome (“MERS,” and such development activities, the “Project”). In December 2023, VTP-500 received PRIME (PRIority MEdicines) designation by the European Medicines Agency. There have been no changes to the terms or conditions of the grant since the previous reporting period.
In January 2025, the Company announced its strategic focus on developing a pipeline in I&I, and the deprioritization of its programs in infectious disease and oncology. The Company intends to exit the Funding Agreement as part of aligning resources in accordance with the Company's strategy.
For the year ended December 31, 2025, nil (December 31, 2024: $3.0 million) proceeds have been received. For the year ended December 31, 2025 $0.4 million (December 31,2024: $1.2 million ) income has been recognized in relation to this contract. This is presented as other operating income in the consolidated statements of operations and comprehensive loss.
The Funding Agreement cash payments are restricted as to the use and management of the funds. The remaining unused amounts of the Funding Agreement cash payments of $1.4 million as of December 31, 2025 (December 31, 2024: $1.7 million), are reflected in restricted cash in the consolidated balance sheets until expenditures contemplated in the Funding Agreement are incurred.
Deferred income
Deferred income relates to payments received from CEPI in advance of the eligible research and development expenses being incurred and is disclosed as deferred income separately in the consolidated balance sheets. Deferred income is released to the consolidated statements of operations and comprehensive loss in the period in which such research and development activities are actually performed in a manner that satisfies the conditions of the Funding Agreement.
Changes in deferred income during the years ended December 31, 2025 and 2024, are as follows (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$1,738	$—
Cash payments received	—	2,989
Other operating income recognized related to the Funding Agreement	(435)	(1,176)
Foreign exchange translation	93	(75)
Ending balance	$1,396	$1,738

11. Ordinary Shares
All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of December 31, 2025:
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Voting Rights: Each holder of ordinary shares has the right to receive notice of, and to vote at, the Company’s general meetings. Each holder of ordinary shares who is present (in person or by proxy) at a general meeting on a show of hands has one vote and, on a poll, every such holder who is present (in person or by proxy) has one vote in respect of for each share of which they are the holder.
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
As of December 31, 2025, the Company has reserved the following ordinary shares for future issuance:

Exercise of stock options	5,976,157
Shares available for future stock incentive plan awards	3,248,605
Total	9,224,762
12. Deferred Shares
All deferred shares rank pari passu as a single class. The deferred shares do not have rights to dividends or to any other rights of participation in the profits of the Company. On a return of assets on liquidation, the deferred shares confer on the holders thereof an entitlement to receive out of the assets of the Company available for distribution amongst the shareholders (subject to the rights of any new class of shares with preferred rights) the amount credited as paid up on the deferred shares held by them respectively after (but only after) payment shall have been made to the holders of the ordinary shares of the amounts paid up or credited as paid up on such shares and the sum of £1.0 million in respect of each ordinary share held by them respectively. The deferred shares shall confer on the holders thereof no further right to participate in the assets of the Company.
The Company’s deferred A shares with a nominal value of £1.00 each remain in issue for the purposes of satisfying the minimum share capital requirements for a public limited company as prescribed by the Companies Act 2006.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Fair Value
The Company’s financial instruments consist of cash, cash equivalents and restricted cash, accounts payable, certain accrued expenses, and contingent consideration. The carrying amounts of cash, cash equivalents and restricted cash, accounts payable, and accrued expenses approximated their respective fair value due to the short-term nature and maturity of these instruments.
As of December 31, 2025, the Company had a contingent consideration liability of $2.9 million related to the acquisition of Avidea. Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a combination of cash and American Depositary Shares, upon the achievement of certain milestones. To date, the Company has made settlement payments of $0.5 million. The fair value of the contingent consideration is a Level 3 valuation and determined using the cost approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the probability of success of achievement of the milestones and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs. Significant increases (decreases) in the probability of success of achievement of the milestones would have resulted in a significantly higher (lower) fair value measurement. Significant extension (reduction) in the expected date of the milestone achievement would have resulted in a significantly lower (higher) fair value measurement.
The following table summarizes changes to the Company's financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$2,650	$1,823
Change in fair value recognized in net loss	26	866
Foreign exchange translation recognized in other comprehensive loss	195	(39)
Ending balance	$2,871	$2,650

14. Share-Based Compensation
On April 8, 2021, the Board of the Company adopted the Barinthus Biotherapeutics plc Share Award Plan 2021 (“the Plan”) and the Barinthus Biotherapeutics plc Non-Employee Sub-Plan which is a sub-plan of the Plan. Under the terms of the Plan, the Board is permitted to grant awards to employees as restricted share units, options, share appreciation rights and restricted shares. The aggregate number of shares initially available for issuance under the Plan and the Barinthus Biotherapeutics plc Non-Employee Sub-Plan cannot exceed 3,675,680 ordinary shares (the “Initial Limit”). Beginning calendar year 2022, the total number of ordinary shares available for issuance under the Plan shall be increased on January 1 of each year in an amount equal to the lesser of (i) 4% of the Company’s issued and outstanding ordinary shares (which 4% limit shall be measured as of January 1 of such year) and (ii) such number of ordinary shares as determined by the Compensation Committee of the Board in its discretion (the “Annual Increase”). In accordance with the terms of the Annual Increase, the total number of ordinary shares available for issuance under the Plan increased by 1,609,386 as of January 1, 2025. The awards generally vest based on the grantee’s continued service with the Company during a specified period following grant as determined by the Board and generally expire ten years from the grant date. Option awards generally vest over three years, but vesting conditions can vary at the discretion of the Company’s Board. As of December 31, 2025 and 2024, 3,248,605 and 1,906,080 ordinary shares are available for future grants, respectively.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each stock option issued to employees was estimated at the date of grant using Black-Scholes with the following weighted-average assumptions:

	Year Ended,
	2025	2024
Expected volatility	114.07%	108.73%
Expected term (years)	6	6
Risk-free interest rate	4.4%	4.0%
Expected dividend yield	—%	—%

Expected volatility: Previously there was insufficient trading history for the Company’s ordinary shares, therefore the expected price volatility for our ordinary shares was estimated using the average historical volatility of industry peers’ shares as of the grant date of our options over a period of history commensurate with the expected life of the options. When selecting industry peers used in measuring implied volatility, the Company considered the similarity of their products and business lines, as well as their stage of development, size and financial leverage. The Company applied this process consistently using the same or similar public companies until 2023. For options granted in and after 2023, the Company determined that there is sufficient historical information on volatility of its share price available and the expected volatility used in the fair value calculation of new option grants is calculated based on a blended volatility of both historical volatility of the Company's share price and the expected volatility of the average historical volatility of industry peers’ shares.
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
Expected dividend yield: The Company does not anticipate paying any dividends in the foreseeable future.
A summary of stock option activity is presented below:

	Number of Stock Options	Weighted- average Exercise Price Per Option	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2025	7,285,275	$5.76	7.61	$942
Granted	1,470,812	1.00
Exercised	(614,230)	0.00010
Forfeited/expired	(2,165,700)	2.74
Outstanding, December 31, 2025	5,976,157	$6.28	2.28	$37
Exercisable, December 31, 2025	4,351,787	$7.94	1.81	$37
The weighted-average grant date per-share fair value of stock options granted during the year ended December 31, 2025 was $0.85 per share (December 31, 2024: $2.66 per share). The aggregate intrinsic value of stock options exercised during the year ended December 31, 2025 was $0.2 million (December 31, 2024: $0.4 million). As of December 31, 2025, there was $0.6 million (2024: $3.1 million) of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.42 years (2024: 1.46 years).

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock units:
The following table summarizes the Company's restricted stock units ('RSUs") under the Plan since December 31, 2025:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2025	—	$—
Granted	886,018	1.50
Vested and settled	—	—
Vested and deferred	—	—
Forfeited	(21,294)	1.50
Unvested outstanding, December 31, 2025	864,724	1.50
Vested but subject to deferred settlement at December 31, 2025	—	$—
Outstanding at December 31, 2025	864,724	$1.50
In October 2025, the Company granted an aggregate of 886,018 restricted stock units (“RSUs”) to employees under the Plan. The RSUs will vest in full on the seventh day following the occurrence of either the closing of the Contemplated Transactions or the termination of the Merger Agreement pursuant to its terms, subject to the employee’s continued employment with the Company through such vesting date, and were granted as part of the Company’s equity incentive program to support employee retention and alignment with shareholder interests. The grant date fair value of the RSUs was $1.3 million.
Total share-based compensation expense for RSUs granted for the years ended December 31, 2025 and 2024 was $0.5 million and nil, respectively. As of December 31, 2025, the total unrecognized compensation expense related to RSUs was $0.8 million, which is expected to be recognized over a weighted-average of 0.7 years.
Share based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
Research and development	$133	$1,680
General and administrative	335	3,029
Total	$468	$4,709

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Income Taxes
Loss before income before income taxes are as follows (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
United Kingdom	$(42,544)	$(27,510)
United States	(24,053)	(32,833)
Other foreign	(36)	(884)
Loss before income taxes	$(66,633)	$(61,227)

The components of income tax benefit are as follows (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
Current income tax benefit/(expense):
United States	$—	$(70)
Other Foreign	(9)	(22)
Deferred income tax benefit:
United States	184	136
Total income tax benefit	$175	$44
A reconciliation of the U.K. statutory income tax rate to the Company's effective tax rate as reflected in the consolidated financial statements is as follows:

	Year ended December 31, 2025		Year ended December 31, 2024
Statutory tax rate	$16,658	25.00%	$15,307	25.00%
Increase (decreases) resulting from:
Foreign tax effects-United States:
Changes in valuation allowance	(6,122)	(9.17)	(4,002)	(6.54)
Share-based compensation	(118)	(0.18)	—	—
Non-taxable or non-deductible items	(506)	(0.76)	(3,505)	(5.73)
Foreign tax effects-Switzerland:
Share-based compensation	(2)	—	(30)	(0.05)
Effect of change in tax laws or rates enacted in the current period	598	0.90	721	1.18
Tax credits	(81)	(0.12)	(3,501)	(5.72)
Changes in valuation allowance	(7,513)	(11.27)	(2,116)	(3.46)
Non-taxable or non-deductible items	(2,496)	(3.75)	(46)	(0.06)
Other adjustments	(243)	(0.37)	(2,784)	(4.55)
Effective tax rate	$175	0.28%	$44	0.07%
The Company has adopted ASU 2023-09 and evaluated all required categories and determined that no additional jurisdictional disaggregation or reconciling items were individually material.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income and for tax carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$40,691	$26,040
Research and development credit carryforwards	313	47
Share based compensation	4,190	4,753
Lease liability	2,965	3,156
Accruals	28	—
Intangible amortization	459	452
Capitalized Research and Development expenditure	4,765	6,185
Other	62	10
Gross deferred tax asset	53,473	40,643
Valuation allowance	(46,266)	(30,830)
Net deferred tax assets	7,207	9,813
Deferred tax liabilities:
Depreciation	(1,130)	(1,815)
Right-of-use lease asset	(1,060)	(1,149)
Undistributed earnings of subsidiaries	(1,339)	(1,248)
Intangible assets	(3,932)	(6,039)
Net deferred tax liabilities	(7,461)	(10,251)
Total deferred tax, net	$(254)	$(438)
Specified research and experimentation costs under Section 174 of the Internal Revenue Code are required to be capitalized and amortized ratably over five years for domestic expenditures and over 15 years for foreign expenditures. This provision of Section 174 became effective for tax years beginning after December 31, 2021. As a result of the capitalization of these costs in the current year, the Company has recorded a $4.8 million deferred tax asset (2024: $6.2 million).
As of December 31, 2025, the Company had a valuation allowance of $46.3 million (2024: $30.8 million) against its deferred tax assets, which consisted principally of net operating loss and research and development credit carryforwards. The Company considered the positive and negative evidence bearing upon its ability to realize the deferred tax assets. In addition to the Company’s history of cumulative losses, the Company cannot be certain that future taxable income will be sufficient to realize its deferred tax assets. Accordingly, a valuation allowance has been provided against its deferred tax assets. When the Company changes its determination as to the amount of its deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to the provision for income taxes in the period in which such determination is made.
Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2025 and 2024 related primarily to the increase in net operating loss and credit carryforwards, and were as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Valuations allowance at beginning of year	$30,830	$25,057
Changes in valuation allowance arising from in-year additions	—	—
Increases recorded to income tax provision	13,634	6,123
Foreign exchange translation	1,802	(350)
Valuation allowance at end of year	$46,266	$30,830

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025, the Company had net operating loss ("NOL") carryforwards totaling approximately $160.4 million which have an unlimited carryforward period, of which $114.0 million originate in the U.K. As of December 31, 2025, the Company had $0.3 million of research and development tax credit carryforwards which also have an unlimited carryforward period.
As of December 31, 2024, the Company had NOL carryforwards totaling approximately $101.7 million which have an unlimited carryforward period, of which $75.6 million originate in the U.K. As of December 31, 2024, the Company had $0.1 million of research and development tax credit carryforwards which also have an unlimited carryforward period.
As of December 31, 2025 and 2024, the Company does not have any material unrecognized tax benefit liabilities. The Company files corporation/income tax returns in the U.K., the United States, Switzerland, Australia and Italy. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the U.K., tax years from 2022 remain subject to examination by HMRC. In all other jurisdictions, the tax years since inception remain subject to examination by the applicable taxing authorities as of December 31, 2025 and 2024.
16. Commitments and Contingencies
In-License Agreements
The Company is party to a number of licensing agreements, most of which are with related parties. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including influenza, cancer, HPV, HBV and MERS. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1 to 5% for direct sales of a covered product to 3% to 7% of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the years ended December 31, 2025, and 2024.
Leases
The Company leases certain laboratory and office space under operating leases, which are described below.
The Harwell Science and Innovation Campus, Oxfordshire
On September 3, 2021, the Company entered into a lease agreement for the lease of approximately 31,000 square feet in Harwell, Oxfordshire, which expires in September 2031. As the Company’s leases typically do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date, being the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company has provided the lessor with a refundable security deposit of $0.7 million which is included in Other assets.
In 2024, an impairment charge to write down the U.K. operating lease right-of-use asset to the estimated recoverable amount was recorded and the estimated useful life of the asset reduced. In August 2025, the Company ceased the research and development activities undertaken in the laboratory and transitioned the remaining clinical and operational workforce to remote roles. The U.K. operating lease right-of-use asset has a value of nil as of December 31, 2025. The Company is actively marketing the building in Harwell, Oxfordshire, for the remainder of the lease.
Germantown, Maryland
On June 14, 2022, the Company entered into a lease agreement for the lease of approximately 19,700 square feet in Germantown, Maryland. The site houses the Company’s state-of-the-art wet laboratory in the United States of America.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The lease expires on February 28, 2034, with the Company having a single right to extend for an additional five years on the same terms and conditions other than for the base rent. The Company had a rent-free period up to February 29, 2024 and was entitled to up to $3.5 million for leasehold improvements to the premises desired by the Company. The Company has provided the lessor with a refundable security deposit of $0.2 million which is included in Other assets.
The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024
Right-of-use asset	$1,638	$4,384
Lease liability, current	$2,023	$1,920
Lease liability, non-current	$9,258	$10,087

Other information
Operating cash flows from operating leases	$1,979	$1,789
Weighted average remaining lease term (years)	6.98	7.98
Weighted average discount rate	7.5%	7.5%

Lease Costs
Operating leases	$3,332	$1,443
Total lease cost	$3,332	$1,443
The Company identified circumstances that could indicate that the carrying amount of the U.S. operating lease right-of-use asset and the leasehold improvements located in the U.S. may not be recoverable as of December 31, 2025, as it was more likely than not that the Company would cease some of the operating activities undertaken in the laboratory and office space in Germantown, Maryland in 2026, before the end of the previously estimated useful lives. The Company performed an impairment assessment of the U.S. operating lease right-of-use asset, which is part of the U.S. asset group, using the income approach and recorded an impairment charge within general and administrative expenses of $0.4 million (December 31, 2024: U.K. impairment $2.6 million) to write down the asset to the estimated recoverable amount. The impairment charge is subject to a number of assumptions and actual results may differ. The Company will continue to refine these assumptions as additional information becomes available. The significant assumptions used in determining the estimated fair value of the U.S. operating lease right-of-use asset are the timing of successful sub-leasing of the Company's U.S. lease obligations and the value of any charges associated with sub-leasing the Company's U.S. lease obligations. Significant changes in these inputs could have a material effect on the fair value measurement. See Note 6 Property and Equipment, Net for details of the impairment assessment performed over the property and equipment within the U.S. asset group.
Maturities of the Company’s minimum lease liabilities as of December 31, 2025 were as follows (in thousands):

Maturity of lease liabilities:
2026	$2,025
2027	2,050
2028	2,076
2029	2,102
2030	2,129
Thereafter	3,940
Total minimum lease payments	14,322
Less: imputed interest	(3,041)
Total lease liability	$11,281

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-lease and other costs paid to the lessors are primarily related to services provided by the lessors in operating the premises that includes fees, operating costs, taxes, and insurance related to the leased premises.
Contemplated Transactions

On September 29, 2025, the Company entered into a merger agreement to combine with Clywedog, a private company advancing novel breakthrough medicines in diabetes. The Contemplated Transactions are expected to close in the second quarter of 2026, subject to customary closing conditions. In connection with this strategic combination, the Company may incur additional or contingent costs, including transaction-related legal and advisory fees, and other expenses. The Company accrued transaction-related legal and advisory fees in the amount of $2.8 million for the year ended December 31, 2025 (December 31, 2024: nil). Regardless of the outcome, there are anticipated additional costs and a focus of management resources on the strategic transaction which may or may not complete.
Other contingencies
As of the date of issuance of the audited financial statements included herein, the Company does not believe it is party to any claim or litigation the outcome of which, if determined adversely to it, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company's business. However, from time to time, the Company could be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
17. Employee Benefit Plans
In the U.K., the Company has adopted a defined contribution plan (the U.K. Plan) which qualifies under the rules established by HM Revenue & Customs. Contributions to the U.K. Plan are charged to the consolidated statements of operations and comprehensive loss in the year to which they relate.
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
During the year ended December 31, 2025, the Company provided a total of $0.5 million (December 31, 2024: $0.8 million) in contributions under both the U.K. Plan and the 401(k) plans.
18. Related Party Transactions
During the year ended December 31, 2025, the Company incurred expenses of $0.4 million (December 31, 2024: $0.8 million) from OUI which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford, primarily related to patent costs.
During the year ended December 31, 2025, the Company recognized license revenue of nil (December 31, 2024: $15.0 million) from OUI which is a wholly owned subsidiary of the Company’s shareholder, the University of Oxford.
19. Subsequent Events
On February 22, 2026, the Company, Topco, Merger Sub and Clywedog entered into an amendment to the Merger Agreement (the “Merger Agreement Amendment”). Pursuant to the Merger Agreement Amendment, (i) the definition of “Scheme Exchange Ratio” as set forth in Section 1.1 of the Merger Agreement was amended and replaced in its entirety to mean a number between 0.1 and 0.166667, as finally determined by the Company’s board of directors (or a duly appointed committee thereof), (ii) the definition of “Merger Exchange Ratio” as set forth in Section 1.1 of the Merger Agreement was amended and replaced in its entirety to mean a number between 0.000305 and 0.000508, as finally determined by Clywedog and the Company in accordance with Section 2.6(d) of the Merger Agreement and correspondingly based on the change to the Scheme Exchange Ratio, in order to maintain the agreed ownership split of Topco following closing of the Combinations, and (iii) the Clywedog Minimum Cash and Beacon Minimum Cash (each as defined in the Merger Agreement) requirements as set forth in Section 8.9 and 9.6 of the Merger Agreement, respectively, are expanded to include required minimum cash amounts based on an assumed closing date of May 31, 2026 and June 30, 2026,

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively, in light of the unexpected delay in the overall transaction timeline due to the U.S. federal government shutdowns.