Form 10-Q
period 2026-03-31
Barinthus Biotherapeutics plc.
filed 2026-04-30
CIK 1828185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of April 23, 2026, the registrant had 40,848,893 ordinary shares, nominal value £0.000025 per share, outstanding.

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
i

PART I -  FINANCIAL INFORMATION
Item 1. Financial Statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	As of March 31, 2026	As of December 31, 2025
ASSETS
Cash and cash equivalents	$65,858	$70,456
Restricted cash	1,331	1,396
Research and development incentives receivable	1,232	1,108
Prepaid expenses and other current assets	4,243	4,830
Total current assets	72,664	77,790
Property and equipment, net	3,270	3,523
Intangible assets, net	13,666	14,288
Right of use assets, net	1,629	1,638
Other assets	914	930
Total assets	$92,143	$98,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$993	$350
Accrued expenses and other current liabilities	8,685	6,249
Deferred income	318	1,396
Operating lease liability - current	2,005	2,023
Total current liabilities	12,001	10,018
Non-current liabilities:
Operating lease liability - non-current	9,003	9,258
Contingent consideration	2,956	2,871
Other non-current liabilities	1,468	1,476
Deferred tax liability, net	237	254
Total liabilities	$25,665	$23,877
Commitments and contingencies (Note 16)
Stockholders’ equity:
Ordinary shares, £0.000025 nominal value; 40,848,893 shares authorized, issued and outstanding (December 31, 2025: authorized, issued and outstanding: 40,848,893)	1	1
Deferred A shares, £1 nominal value; 63,443 shares authorized, issued and outstanding (December 31, 2025: authorized, issued and outstanding: 63,443)	86	86
Additional paid-in capital	394,499	393,944
Accumulated deficit	(309,628)	(304,092)
Accumulated other comprehensive loss – foreign currency translation adjustments	(18,559)	(15,731)
Total stockholders’ equity attributable to Barinthus Biotherapeutics plc shareholders	66,399	74,208
Noncontrolling interest	79	84
Total stockholders’ equity	$66,478	$74,292
Total liabilities and stockholders’ equity	$92,143	$98,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three months ended
	March 31, 2026	March 31, 2025
Operating expenses
Research and development	$3,593	$8,290
General and administrative	2,528	12,639
Total operating expenses	6,121	20,929
Other operating income/(expense)	46	329
Loss from operations	(6,075)	(20,600)
Other income/(expense):
Interest income	350	556
Interest expense	(13)	(13)
Research and development incentives	149	302
Other income	39	75
Total other income, net	525	920
Loss before income tax	(5,550)	(19,680)
Tax benefit	16	22
Net loss	(5,534)	(19,658)
Net loss attributable to noncontrolling interest	3	10
Net loss attributable to Barinthus Biotherapeutics plc shareholders	(5,531)	(19,648)

Weighted-average ordinary shares outstanding, basic	40,848,893	40,265,216
Weighted-average ordinary shares outstanding, diluted	40,848,893	40,265,216
Net loss per share attributable to ordinary shareholders, basic	$(0.14)	$(0.49)
Net loss per share attributable to ordinary shareholders, diluted	$(0.14)	$(0.49)

Net loss	$(5,534)	$(19,658)
Other comprehensive (loss)/gain – foreign currency translation adjustments	(2,836)	4,646
Comprehensive loss	(8,370)	(15,012)
Comprehensive loss attributable to noncontrolling interest	5	7
Comprehensive loss attributable to Barinthus Biotherapeutics plc shareholders	$(8,365)	$(15,005)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
(UNAUDITED)

	Three months ended March 31, 2026
	Ordinary Shares		Deferred A Shares
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2026	40,848,893	$1	63,443	$86	$393,944	$(304,092)	$(15,731)	$74,208	$84	$74,292
Share based compensation	—	—	—	—	556	—	—	556	—	556
Issue of ordinary shares, net of issuance costs	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(1)	(5)	(2,828)	(2,834)	(2)	(2,836)
Net loss	—	—	—	—	—	(5,531)	—	(5,531)	(3)	(5,534)
Balance, March 31, 2026	40,848,893	$1	63,443	$86	$394,499	$(309,628)	$(18,559)	$66,399	$79	$66,478

	Three months ended March 31, 2025
	Ordinary Shares			Deferred A Shares
	Shares	Amount		Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2025	40,234,663	$1		63,443	$86	$393,474	$(237,664)	$(25,868)	$130,029	$106	$130,135
Share based compensation	—	—		—	—	468	—	—	468	—	468
Issue of ordinary shares, net of issuance costs	104,732	0	1	—	—	2	—	—	2	—	2
Foreign currency translation adjustments	—	—		—	—	—	—	4,643	4,643	3	4,646
Net loss	—	—		—	—	—	(19,648)	—	(19,648)	(10)	(19,658)
Balance, March 31, 2025	40,339,395	$1		63,443	$86	$393,944	$(257,312)	$(21,225)	$115,494	$99	$115,593
1Indicates amount less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three months ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,534)	$(19,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	556	468
Depreciation and amortization	856	2,034
Non-cash lease expenses	210	813
Unrealized foreign exchange (gain)/loss	(1,714)	1,587
Change in contingent consideration	84	1
Non-cash interest expense	13	12
Deferred tax benefit	(16)	(22)
Profit on sale of property and equipment	(38)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	529	48
Research and development incentives receivable	(149)	4,247
Accounts payable	644	(1,155)
Accrued expenses and other current liabilities	2,586	(2,522)
Deferred income	(1,046)	(277)
Operating lease liabilities	(347)	(478)
Net cash used in operating activities	$(3,366)	$(14,902)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	55	—
Purchases of property and equipment	—	(5)
Net cash provided by/(used) in investing activities	$55	$(5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares from the exercise of stock options	—	2
Net cash provided by financing activities	$—	$2
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,352)	3,084
Net decrease in cash, cash equivalents and restricted cash	(4,663)	(11,821)
Cash, cash equivalents and restricted cash, beginning of the period	71,852	112,400
Cash, cash equivalents and restricted cash, end of the period	$67,189	$100,579

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
Merger Agreement with Clywedog

On September 29, 2025, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) by and among the Company, Topco, Merger Sub and Clywedog, as amended by that certain Amendment to the Original Merger Agreement, dated as of February 22, 2026 (the “Merger Agreement Amendment,” together with the Original Merger Agreement, the “Merger Agreement”). The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth therein: (i) Topco will acquire the entire issued and to be issued share capital of the Company pursuant to (1) a scheme of arrangement (subject to any modification, addition or condition which (a) the Company, Topco and Clywedog mutually agree and which (if required) is approved by the High Court of Justice of England and Wales (the “Court”) or (b) is otherwise imposed by the Court and mutually acceptable to the Company, Topco and Clywedog, each acting reasonably and in good faith, in each case in accordance with the Part 26 of the United Kingdom Companies Act 2006 (the “Scheme of Arrangement”), (2) a share purchase agreement pursuant to which the deferred A shares in the capital of the Company will be acquired by Topco subject to and upon effectiveness of the Scheme of Arrangement, and (3) the Merger Agreement (such transaction, together with the Scheme of Arrangement the “Scheme Transaction”), resulting in the Company becoming a direct wholly owned subsidiary of Topco, and (ii) Merger Sub will merge with and into Clywedog, with Clywedog continuing as the surviving corporation and a direct wholly owned subsidiary of Topco in accordance with the Delaware General Corporations Law (the “Merger” and, together with the Scheme Transaction, the “Combinations”, and, together with such other transactions contemplated by the Merger Agreement, the “Contemplated Transactions”). The Scheme Transaction will be consummated prior to the Merger.

At the effective time of the Scheme Transaction (the “Scheme Effective Time”), upon the terms and subject to the conditions set forth in the Merger Agreement, Topco will acquire each outstanding ordinary share of the Company, with a par value £0.000025 per ordinary share (each such acquired ordinary share, a “Scheme Share”), which, for the avoidance of doubt, will include ordinary shares held by The Bank of New York Mellon (the “Depositary”) (or to the extent that the Depositary is not itself the registered holder of such shares that underly the Company’s American Depositary Shares (the “ADSs”), each representing one (1) ordinary share, whichever nominee, custodian or other entity is the registered holder

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
under the terms of the Deposit Agreement, dated as of April 29, 2021, among the Company, the Depositary, and all holders from time to time of the ADSs, as may be amended from time to time), from the holders of Scheme Shares whose names appear in the register of members of the Company at the Scheme Effective Time) in accordance with the provisions of the Scheme of Arrangement, and each Scheme Share will be converted into the right to receive (i) between 0.1 and 0.166667, as finally determined by the Company’s board of directors (or a duly appointed committee thereof) in its sole discretion prior to the Scheme Effective Time, shares of common stock, $0.0001 par value per share, of Topco (the “Topco Common Stock”) rounded down to the nearest whole share, plus (ii) cash in lieu of any fraction of a real share, each subject to and strictly in accordance with the terms of the Scheme of Arrangement. Following the Scheme Effective Time, Topco may in its discretion elect to commence a self-tender offer (“Self-Tender Offer”) to purchase up to $27.0 million in shares of Topco Common Stock then issued and outstanding, which Self-Tender Offer, if elected, will be consummated prior to the Merger.

At the effective time of the Merger (the “Merger Effective Time”), subject to adjustment in accordance with the terms of the Merger Agreement, each share of common stock, $0.0001 par value per share, of Clywedog (the “Clywedog Common Stock”) and each share of Series Seed Preferred Stock, $0.0001 par value per share, of Clywedog (the “Clywedog Preferred Stock”, and together with the Clywedog Common Stock, the “Clywedog Capital Stock”), other than Clywedog Capital Stock held as treasury stock or owned by Topco or Merger Sub immediately prior to the Merger Effective Time, will be converted solely into the right to receive (i) between 0.000305 and 0.000508, as finally determined by Clywedog and the Company, of shares of Topco Common Stock rounded down to the nearest whole share plus (ii) cash in lieu of any fraction of a share.

The closing of the Contemplated Transactions is subject to the satisfaction or waiver of certain customary conditions, including, among other things: (i) the effectiveness of a registration statement (the “Registration Statement”) to register the shares of Topco Common Stock to be issued in connection with the Combinations; (ii) approvals by the Company’s shareholders of the Scheme Transaction and certain related matters, and sanction by the Court of the Scheme Transaction; (iii) approval by Clywedog’s stockholders of the Merger Agreement, the Merger and Contemplated Transactions; (iv) the approval for listing by the Nasdaq Stock Market of the shares of Topco Common Stock issuable in the Combinations, subject to official notice of issuance; (v) the completion of the Self-Tender Offer to the extent that Topco elects to commence the Self-Tender Offer; (vi) minimum cash requirements for each party.

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
Certain notes or other information that are normally required by GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2025. The condensed consolidated

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
balance sheet as of December 31, 2025, was derived from the audited financial statements but does not contain all of the footnote disclosures from the annual financial statements.
As of March 31, 2026, the Company had cash, cash equivalents and restricted cash of $67.2 million and an accumulated deficit of $309.6 million, and the Company expects to incur losses for the foreseeable future as it continues to pursue its activities, including the commercialization of its research and development. The Company expects to continue to incur costs and expenditures in connection with the Contemplated Transactions, further in connection with the Contemplated Transactions, the Company may pay up to $27.0 million to existing shareholders under a self tender offer. If the Contemplated Transactions are consummated, any additional funding will be sought by the combined company. However as the transaction is not yet consummated, when performing the going concern assessment, management have assessed the Company on a standalone basis and expects that its cash, cash equivalents and restricted cash will be sufficient to fund current operations for at least the next 12 months from the issuance of these condensed consolidated financial statements. In the future the Company will need additional cash inflows to pursue its activities, including the commercialization of its research and development. There is no assurance that the Company will be successful in obtaining sufficient cash inflows on terms acceptable to the Company to fund continuing operations, if at all. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
Unaudited Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities Exchange Commission (the “Annual Report”) on March 13, 2026. In the Company's opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of its financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026, and 2025, and its cash flows for the three months ended March 31, 2026, and 2025. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other interim periods.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Change
Direct research and development expenses:
VTP-1000 Celiac	$1,422	$982	$440
Barinthus legacy assets[1]	1,480	2,510	(1,030)
Total direct research and development expenses	2,902	3,492	(590)
Indirect research and development expenses:
Personnel-related (including share-based compensation)	503	3,944	(3,441)
Facility related	87	335	(248)
Other indirect costs	101	519	(418)
Total indirect research and development expenses	691	4,798	(4,107)
Total research and development expenses	$3,593	$8,290	$(4,697)

1 In January 2025, we announced a strategic focus on developing a pipeline in I&I, and the deprioritization of our programs in infectious disease and oncology. The following programs were previously presented separately and have been grouped collectively as "Barinthus Legacy Assets" for both years presented: VTP-300 HBV, VTP-850 Prostate Cancer, VTP-200 HPV, VTP-600NSCLC, VTP-500 MERS and other and earlier stage programs.

The Company operates in two geographic regions: the U.S. and the U.K. The following table summarizes the Company’s long-lived assets, which include the Company’s intangible assets, property and equipment, net, and right-of-use assets, by geography:

	March 31, 2026	December 31, 2025
United States	$18,565	$19,449
United Kingdom	—	—
	$18,565	$19,449
4.     Foreign Currency Translation in General and Administrative Expenses
The aggregate, net foreign exchange gain or loss recognized in general and administrative expenses for the three months ended March 31, 2026 was a gain of $3.0 million (three months ended March 31, 2025: $4.4 million loss).

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2026, and 2025 (in thousands, except number of shares):

	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$(5,534)	$(19,658)
Net loss attributable to noncontrolling interest	3	10
Net loss attributable to Barinthus Biotherapeutics plc shareholders	$(5,531)	$(19,648)
Denominator:
Weighted-average ordinary shares outstanding, basic	40,848,893	40,265,216
Weighted-average ordinary shares outstanding, diluted	40,848,893	40,265,216
Net loss per share attributable to ordinary shareholders, basic	$(0.14)	$(0.49)
Net loss per share attributable to ordinary shareholders, diluted	$(0.14)	$(0.49)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive. As of March 31, 2026, 4,827,242 potential ordinary shares issuable for stock options were excluded from the computation of diluted weighted-average shares outstanding because including these shares would have had an anti-dilutive effect (March 31, 2025: 8,133,504).
6.    Property and Equipment, Net
Depreciation expense for the three months ended March 31, 2026 was $0.2 million (three months ended March 31, 2025: $1.2 million).
During the three months ended March 31, 2026, the Company had no additions to property and equipment (three months ended March 31, 2025: $0.01 million). The recorded associated proceeds from the equipment sale for the three months ended March 31, 2026 was $0.06 million (three months ended March 31, 2025: nil).
7.    Intangible Assets, Net
The gross amount of amortizable intangible assets, consisting of acquired developed technology, was $31.6 million as of both March 31, 2026 and December 31, 2025, and accumulated amortization was $17.9 million and $17.3 million as of March 31, 2026 and December 31, 2025, respectively. The amortization expense for the three months ended March 31, 2026 was $0.6 million (three months ended March 31, 2025: $0.8 million, respectively). The estimated annual amortization expense is $2.5 million for the years 2026 through 2031.

8.    Prepaid Expenses and Other Current Assets (in thousands):

	March 31, 2026	December 31, 2025
Prepayments	$3,883	$4,518
Value Added Tax receivable	166	197
Other	194	115
Total	$4,243	$4,830

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9.    Accrued Expenses and Other Current Liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accrued manufacturing and clinical expenses	$2,188	$1,786
Accrued bonus	222	—
Accrued payroll and employee benefits	172	245
Accrued professional fees	4,810	3,677
Accrued grant repayment	1,013	—
Accrued other	280	541
Total	$8,685	$6,249

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
The Funding Agreement cash payments are restricted as to the use and management of the funds. During the first quarter of 2026, a repayment of $1.0 million was requested, resulting in a reduction of the remaining unused Funding Agreement cash payments. The unused amounts total $0.3 million as of March 31, 2026 (December 31, 2025: $1.4 million) and continue to be reflected in deferred income in the condensed consolidated balance sheets until expenditures contemplated in the Funding Agreement are incurred. Restricted cash as of March 31, 2026 is $1.3 million (December 31, 2025: $1.4 million), as the related cash had not been repaid as of period end.

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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Changes in deferred income during the three months ended March 31, 2026 and 2025, are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Beginning balance	$1,396	$1,738
Reclassification to accruals	(1,013)	—
Other operating income recognized related to the Funding Agreement	(46)	(329)
Foreign exchange translation	(19)	52
Ending balance	$318	$1,461
11.    Ordinary Shares
All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of March 31, 2026:
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
As of March 31, 2026, the Company had a contingent consideration liability of $3.0 million related to the acquisition of Avidea. Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a combination of cash and ADSs, upon the achievement of certain milestones. To date, the Company has made settlement payments of $0.5 million. The fair value of the contingent consideration is a Level 3 valuation and determined using the cost approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the probability of success of achievement of the milestones and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs. Significant increases (decreases) in the probability of success of achievement of the milestones would have resulted in a significantly higher (lower) fair value measurement. Significant extension (reduction) in the expected date of the milestone achievement would have resulted in a significantly lower (higher) fair value measurement.
The following table summarizes changes to the Company's financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended March 31,
	2026	2025
Beginning balance	$2,871	$2,650
Change in fair value recognized in net loss	151	(79)
Foreign exchange translation recognized in other comprehensive loss	(66)	81
Ending balance	$2,956	$2,652
14.  Share-Based Compensation
For the three months ended March 31, 2026, the Company granted 8,779 options to employees and directors under the Barinthus Biotherapeutics plc Award Plan 2021 (the “Plan”) with a weighted average grant date fair value of $0.60 per share and a weighted average exercise price of $0.73 per share (March 31, 2025: granted 1,349,768 options, weighted average grant date fair value of $0.85 per share and a weighted average exercise price of $1.00 per share). For the three months ended March 31, 2026, 1,157,694 options (March 31, 2025: 396,807) were forfeited.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The fair value of each stock option issued to employees was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three months ended March 31,
	2026	2025
Expected volatility	105.9%	114.1%
Expected term (years)	6.0	6.0
Risk-free interest rate	3.9%	4.4%
Expected dividend yield	—%	—%
As of March 31, 2026, 4,827,242 options with a weighted average exercise price of $5.72 per share were outstanding (March 31, 2025: 8,133,504 options with a weighted average exercise price of $5.17 per share were outstanding). As of March 31, 2026, there was $0.5 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.4 years.
Restricted stock units:
The following table summarizes the Company's restricted stock units ('RSUs") under the Plan since March 31, 2026:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2026	864,724	$—
Granted	0	—
Vested and settled	—	—
Vested and deferred	—	—
Forfeited	(72,000)	1.50
Unvested outstanding, March 31, 2026	792,724	1.50
Vested but subject to deferred settlement at March 31, 2026	—	$—
Outstanding at March 31, 2026	792,724	$1.50
In October 2025, the Company granted an aggregate of 886,018 restricted stock units (“RSUs”) to employees under the Plan. The RSUs will vest in full on the seventh day following the occurrence of either the closing of the Contemplated Transactions or the termination of the Merger Agreement pursuant to its terms, subject to the employee’s continued employment with the Company through such vesting date, and were granted as part of the Company’s equity incentive program with a grant date fair value of $1.3 million.
Total share-based compensation expense for RSUs for the three months ended March 31, 2026 and 2025 was $0.4 million and nil, respectively. As of March 31, 2026, the total unrecognized compensation expense related to RSUs was $0.3 million, which is expected to be recognized over a weighted-average of 0.7 years.

Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$271	$68
General and administrative	285	400
Total	$556	$468

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15. Commitments and Contingencies
In-License Agreements
The Company is party to a number of licensing agreements. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including tolerance induction and celiac disease. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1% to 5% for direct sales of a covered product or of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the three month periods ended March 31, 2026 and 2025.

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

In 2024, an impairment charge to write down the U.K. operating lease right-of-use asset to the estimated recoverable amount was recorded and the estimated useful life of the asset reduced. In August 2025, the Company ceased the research and development activities undertaken in the laboratory and transitioned the remaining clinical and operational workforce to remote roles. The U.K. operating lease right-of-use asset has a value of nil as of March 31, 2026. The Company is actively marketing the building in Harwell, Oxfordshire, for the remainder of the lease.
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
The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	March 31, 2026	December 31, 2025
Right-of-use asset	$1,629	$1,638
Lease liability, current	$2,005	$2,023
Lease liability, non-current	$9,003	$9,258

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31,
	2026	2025
Other information
Operating cash flows from operating leases	$347	$478
Weighted average remaining lease term (years)	6.73	7.72
Weighted average discount rate	7.5%	7.5%

	Three months ended March 31,
	2026	2025
Lease Cost
Operating leases	$210	$813
Total lease cost	$210	$813
Future annual minimum lease payments under operating leases as of March 31, 2026, were as follows (in thousands):

Remainder of 2026	$1,502
2027	2,024
2028	2,050
2029	2,076
2030	2,103
Thereafter	4,145
Total minimum lease payments	$13,900
Less: imputed interest	(2,892)
Total lease liability	$11,008

Contemplated Transactions

On September 29, 2025, the Company entered into a merger agreement to combine with Clywedog, a private company advancing novel breakthrough medicines in diabetes. The Contemplated Transactions are expected to close in mid 2026, subject to customary closing conditions. In connection with this strategic combination, the Company may incur additional or contingent costs, including transaction-related legal and advisory fees, and other expenses. The Company recorded and expensed transaction related legal and advisory fees in the amount of $3.7 million for the three months ended March 31, 2026 (three months ended March 31, 2025: nil). Regardless of the outcome, there are anticipated additional costs and a focus of management resources on the strategic transaction which may or may not complete.

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
16.  Related Party Transactions
During the three months ended March 31, 2026, the Company incurred expenses, related to clinical study costs, of $0.1 million, respectively (three months ended March 31, 2025: $0.2 million) from Oxford University Innovation Limited.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this unaudited Quarterly Report on Form 10-Q and our audited financial statements and related notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 13, 2026. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report on Form 10-K and in other filings with the SEC.
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

We are also exploring partnership opportunities for VTP-300, a product candidate to treat Chronic Hepatitis B ("CHB") that harnesses viral vector platform technologies, consisting of ChAdOx and MVA; which are designed to increase disease-specific CD8+ T cells. VTP-300 is a Phase 2 immunotherapeutic treatment modality that is a component of a treatment regimen to establish functional cure in patients who are chronically infected by the hepatitis B virus.

We believe our core capabilities at the intersection of T cell immunology and immunotherapeutic technology platforms combined with our track record of successfully executing development path activities uniquely position us to navigate towards delivering promising new treatments for patients with autoimmune and inflammatory diseases and building value for shareholders.

In September 2025, we entered into the Merger Agreement to combine in an all-stock transaction with Clywedog, which we amended in February 2026 to update the exchange ratio framework to provide additional flexibility in finalizing the transaction terms and to revise certain minimum cash requirements to reflect the anticipated timing of the transaction, with all other material terms remaining unchanged. The newly combined company will advance a differentiated portfolio of clinical-stage candidates targeting metabolic and autoimmune diseases, with multiple clinical data milestones expected within 18 months of the closing of the transaction. Upon the closing of the transaction, the combined company will be renamed “Clywedog Therapeutics Holdings, Inc.” and is expected to trade on the Nasdaq under the new ticker symbol “CLYD.” The transaction is expected to close in mid-2026, supported by existing cash and additional investments by OrbiMed and TPAV, LLC, both existing shareholders in Clywedog, and new investors.
We have incurred net losses in each annual and interim reporting period since 2023. For the three months ended March 31, 2026, we incurred a net loss of $5.5 million, respectively. As of March 31, 2026, we had an accumulated deficit of $309.6 million, and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts, as and when appropriate.

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

Recent Developments

Doug Swirsky, seasoned biotechnology executive with public company CFO experience, has been appointed to serve as the Chief Financial Officer effective May 1, 2026.
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
Other Operating Income
Other operating income includes grant income from an agreement (the "CEPI Funding Agreement") with the Coalition for Epidemic Preparedness Innovations ("CEPI") pursuant to which CEPI will provide funding to us to advance the development of VTP-500, a vaccine candidate against MERS. When there is reasonable assurance that we will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, grant income is recognized as other operating income on a gross basis in the condensed consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which we recognize expenses for the related costs for which the grants are intended to compensate. Payments received in advance of incurring reimbursable expenses are recorded as deferred income. Any remaining unused amounts of the cash payments received on the balance sheets will be disclosed as restricted cash in the notes of the condensed consolidated financial statements. Minimal future activity is expected in relation to the VTP-500 program following the strategic decision to prioritize pipeline assets in the I&I space. We intend to exit the Funding Agreement as part of aligning resources in accordance with the our strategy in 2026.
Other Income/(Expense)
Interest Income
Interest income results primarily from the interest earned on our short-term cash deposits and cash balances held by Barinthus Biotherapeutics (UK) Limited.
Interest Expense
Interest expense results primarily from the asset retirement obligation discounted over the length of the relevant lease.
Research and Development Incentives
Research and development incentives contain payments receivable from the U.K. government related to corporation tax relief for qualifying expenditure on research and development projects in the U.K.. We account for such relief received as other income. Qualifying expenditures largely comprise employment costs for research staff, consumables, outsourced CRO costs, externally provided workers and utilities costs incurred as part of research projects. A large portion of costs relating to research and development, clinical trials and manufacturing activities are eligible for inclusion within these tax credit cash rebate claims.
We benefit from the applicable U.K. research and development tax credit regime, which is the merged scheme Research & Development expenditure credit (“RDEC”) and enhanced R&D intensive support (“ERIS”) that replaces the old RDEC and small and medium-sized enterprise (“SME”) schemes for accounting periods beginning on or after April 1, 2024. For expenditure under the merged scheme, the rate of Research and Development expenditure credit is 20%, which is the same as the rate under the old RDEC scheme for expenditure incurred on or after April 1, 2023. For loss-makers and small profit-makers, a lower rate of notional tax restriction (currently 19%) applies at payment. The amount of the Pay As You Earn (“PAYE”) cap for claims under both the merged scheme and ERIS is £20,000 plus 300% of the company’s relevant PAYE and National Insurance contributions liabilities. The PAYE cap (where applicable) will limit the amount of payable credit that can be received in the accounting period under consideration. Any excess over the cap will be carried forward and treated as an amount of Research and Development expenditure credit to which the company will be entitled for the next accounting period. Based on prior claims and the split of qualifying spend it is expected that the PAYE cap is unlikely to affect the net benefit. Furthermore, legislation included in Finance Act 2024 restricts the extent to which payments to contractors for R&D and externally provided workers can qualify for R&D relief where R&D activity takes place outside the U.K., which may restrict the ability to include cost incurred on externally provided workers based in the U.S.
Under the RDEC scheme, a U.K. company qualifies as an R&D intensive business if U.K. R&D expenditure constitutes at least 30% of total expenditure. From the analysis performed, we have not and do not expect to claim under the loss-making R&D intensive scheme criteria primarily due to the proportion of total relevant expenditure occurring outside the U.K.

In future years, we may not be able to continue to claim research and development tax credits under the U.K. research and development tax credit regime if we no longer qualify based on the eligibility criteria. Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. There was no tax loss restriction applied to the R&D tax credits in the U.K. for the three months ended March 31, 2026 and 2025.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth the significant components of our results of operations (in thousands):

	Three months ended March 31, 2026	Three months ended March 31, 2025	Change
Operating expenses:
Research and development	3,593	8,290	(4,697)
General and administrative	2,528	12,639	(10,111)
Total operating expenses	6,121	20,929	(14,808)
Other operating income/(expense)	46	329	(283)
Loss from operations	(6,075)	(20,600)	14,525
Other income/(expense)
Interest income	350	556	(206)
Interest expense	(13)	(13)	—
Research and development incentives	149	302	(153)
Other income	39	75	(36)
Total other income	525	920	(395)
Loss before income tax	(5,550)	(19,680)	14,130
Tax benefit	16	22	(6)
Net loss	$(5,534)	$(19,658)	$14,124

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31, 2026	Three months ended March 31, 2025	Change
Direct research and development expenses by program:
VTP-1000 Celiac	$1,422	$982	$440
Barinthus legacy assets[1]	1,480	2,510	(1,030)
Total direct research and development expenses	2,902	3,492	(590)
Indirect research and development expenses:
Personnel-related (including share-based compensation)	503	3,944	(3,441)
Facility related	87	335	(248)
Other indirect costs	101	519	(418)
Total indirect research and development expenses	691	4,798	(4,107)
Total research and development expenses	$3,593	$8,290	$(4,697)

1 In January 2025, we announced a strategic focus on developing a pipeline in I&I, and the deprioritization of our programs in infectious disease and oncology. The following programs were previously presented separately and have been grouped collectively as "Barinthus Legacy Assets" for both years presented: VTP-300 HBV, VTP-850 Prostate Cancer, VTP-200 HPV, VTP-600NSCLC, VTP-500 MERS and other and earlier stage programs

Our research and development expenses for the three months ended March 31, 2026 and 2025 were $3.6 million and $8.3 million, respectively.

Direct expenses for the three months ended March 31, 2026 and 2025 were $2.9 million and $3.5 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $0.6 million decrease, $1.0 million pertains to a net decrease in spend across the infectious disease and oncology programs following the strategic decision to prioritize pipeline assets within the I&I space and wind down of the ongoing trials, offset by $0.4 million increase in spend on VTP-1000 for the Phase 1 AVALON clinical trial.
Indirect research and development expenses for the three months ended March 31, 2026 and 2025 were $0.7 million and $4.8 million, respectively. The decrease of $4.1 million primarily relates to the reduction in headcount, following the strategic reprioritization and the associated personnel-related expense (including share-based compensation), combined with the closure of the U.K. laboratory which occurred in the third quarter of 2025 resulting in a reduction in the allocation of facility and other indirect costs to research and development.from that period onwards.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2026 and 2025 were $2.5 million and $12.6 million, respectively. The decrease of $10.1 million relates primarily to a foreign exchange gain of $3.0 million for the three months ended March 31, 2026, compared to a loss of $4.4 million for the three months ended March 31, 2025, driven by movement from the translation of United States dollar balances held in pound sterling denominated entities. The remaining reduction in expenses is related to a decrease of $1.7 million in personnel-related expenses pertaining to the reduction in headcount and the associated reduction in personnel-related expense, and a decrease of $1.4 million in depreciation charges due to impairment and accelerated depreciation of the U.K. right of use asset, leasehold improvements and laboratory equipment in the prior year.
Other Operating Income
For the three months ended March 31, 2026 and 2025, other operating income was $0.05 million and $0.3 million, respectively, primarily resulting from a reduction in qualifying activity for the development of VTP-500 for the prevention of MERS, and associated utilization of the funding provided by CEPI under the Funding Agreement. Minimal future activity is expected following the strategic decision to prioritize pipeline assets in the I&I space.
Interest Income
For the three months ended March 31, 2026 and 2025, interest income was $0.4 million and $0.6 million, respectively, with the decrease resulting from both the reduction in interest rates and the reduction in cash amounts on short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the three months ended March 31, 2026 and 2025, research and development incentives were $0.1 million and $0.3 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. The decrease of $0.2 million is due to a decrease in qualifying R&D activities.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront, royalty and milestone payments from Oxford University Innovation (“OUI”) in connection with the OUI License Agreement Amendment for Vaxzevria. Through March 31, 2026, we have received gross proceeds of approximately $330.1 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of March 31, 2026, we had cash, cash equivalents and restricted cash of $67.2 million. Key financing and corporate milestones include the following:
•Between July 2020 and November 2020, we raised gross proceeds of $41.2 million from the issuance of convertible loan notes;

•In March 2021, we raised gross proceeds of $125.2 million from the issuance of our Series B shares;
•In May 2021, we raised gross proceeds of $110.5 million from the initial public offering of our ordinary shares on Nasdaq;
•Between April 2022 and November 2024, we received $59.5 million of cash from OUI for the commercial sales of Vaxzevria; and
•Between December 2022 and December 2024, we raised net proceeds of $5.1 million from the issuance of 2,558,586 shares represented by ADSs through “at-the-market” offerings under the sales agreement with Jefferies LLC.
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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Net cash used in operating activities	$(3,366)	$(14,902)
Net cash provided by/(used) in investing activities	55	(5)
Net cash provided by financing activities	—	2
Effect of exchange rates on cash, cash equivalents and restricted cash	(1,352)	3,084
Net decrease in cash, cash equivalents and restricted cash	$(4,663)	$(11,821)
Net Cash Used in Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities was $3.4 million, primarily resulting from our net loss of $5.5 million adjusted by depreciation and amortization of $0.9 million, unrealized foreign exchange loss of $1.7 million, share based compensation of $0.6 million and non-cash lease expenses of $0.2 million. The changes in our operating assets and liabilities, net, of $2.2 million primarily related to a $3.2 million increase in accounts payable and accrued expenses, a $0.5 million decrease in prepaid expenses and other current assets and a $0.3 million decrease in operating lease liabilities,

During the three months ended March 31, 2025, net cash used in operating activities was $14.9 million, primarily resulting from our net loss of $19.7 million adjusted by depreciation and amortization of $2.0 million, unrealized foreign exchange loss of $1.6 million, non-cash lease expenses of $0.8 million, share based compensation of $0.5 million and changes in our operating assets and liabilities, net, of $0.1 million. The changes in our operating assets and liabilities, net, of $0.1 million primarily related to a $3.7 million decrease in accounts payable and accrued expenses, a $0.3 million decrease in deferred revenue, and a $0.5 million decrease in operating lease liabilities, offset by a $4.2 million decrease in research and development incentive receivables, following receipt of the 2023 research and development tax credit claim.

Net Cash Provided By/(Used) in Investing Activities
During the three months ended March 31, 2026 and 2025, net cash provided by/(used) in investing activities was $0.06 and $(0.005) million, respectively. For the three months ended March 31, 2026, these amounts primarily related to proceeds received upon the sale of U.S. laboratory equipment. For the three months ended March 31, 2025, these amounts resulted primarily from capital expenditures related to laboratory equipment and leasehold improvements in our U.K. facility.
Net Cash Provided by Financing Activities

During the three months ended March 31, 2026 and 2025, net cash provided by financing activities was nil and $0.002 million, respectively. For the three months ended March 31, 2025, these amounts related to net proceeds received from the issuance of ordinary shares through stock exercises.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the three months ended March 31, 2026 and 2025, the effect of foreign exchange on cash, cash equivalents and restricted cash was a loss of $1.4 million and gain of $3.1 million, respectively, primarily as a result of fluctuations between the pound sterling and United States dollar exchange rates.
Future Funding Requirements
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, except for 2022 when we were profitable. We have negative operating cash flows for the period ended March 31, 2026 and as of March 31, 2026, we had an accumulated deficit of $309.6 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:
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
•acquire or in-license other product candidates and technologies for development and commercialization; and
•incur additional legal, advisory, accounting, tax and other expenses in operating our business as a public company, including the additional costs associated with completing the Contemplated Transactions.
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
We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of March 31, 2026.
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
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Foreign Currency and Currency Translation
We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Barinthus Biotherapeutics plc and its consolidated subsidiaries, Barinthus Biotherapeutics (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiaries, Barinthus Biotherapeutics North America, Inc., Beacon Topco, Inc. and Cdog Merger Sub, Inc., is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Pty Limited, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Switzerland GmbH, is the Swiss franc. Our cash, cash equivalents and restricted cash as of March 31, 2026 consisted primarily of cash balances held by Barinthus Biotherapeutics (UK) Limited in United States dollars.
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

We incur significant operating costs in the U.K. and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our U.K. operations that are settled in pound sterling. For the three months ended March 31, 2026, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in a material change to our current and projected expenses denominated in pound sterling.
Interest Rate Sensitivity
We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash, cash equivalents and restricted cash of $67.2 million as of March 31, 2026, which were primarily held as account balances with banks in the U.K. and United States. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2026, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A.    Risk Factors.
There have been no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K as filed with the SEC on March 13, 2026.

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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three months ended March 31, 2026 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.

Purchase of Equity Securities
None.
Item 3.      Defaults Upon Senior Securities.
Not Applicable.
Item 4.      Mine Safety Disclosures.
Not Applicable.
Item 5.      Other Information.
Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended March 31, 2026.
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

BARINTHUS BIOTHERAPEUTICS PLC

Date: April 30, 2026	By:	/s/ William Enright
William Enright Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)