Form 10-Q
period 2026-06-30
Barinthus Biotherapeutics plc.
filed 2026-08-06
CIK 1828185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
Commission File Number: 001-40367

BARINTHUS BIOTHERAPEUTICS PLC
(Exact Name of Registrant as Specified in its Charter)

England and Wales	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20400 Century Blvd, Suite 210, Germantown, MD	20874
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 443 917-0966

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares*	BRNS	The Nasdaq Capital Market
Ordinary shares, nominal value £0.000025 per share**
*American Depositary Shares may be evidenced by American Depositary Receipts. Each American Depositary Share represents one (1) ordinary share.
**Not for trading, but only in connection with the listing of American Depositary Shares on The Nasdaq Capital Market.
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒
As of July 30, 2026, the registrant had 40,848,893 ordinary shares, nominal value £0.000025 per share, outstanding.

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
i

PART I -  FINANCIAL INFORMATION
Item 1. Financial Statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	As of June 30, 2026	As of December 31, 2025
ASSETS
Cash and cash equivalents	$59,295	$70,456
Restricted cash	335	1,396
Research and development incentives receivable	1,281	1,108
Prepaid expenses and other current assets	2,362	4,830
Total current assets	63,273	77,790
Property and equipment, net	3,038	3,523
Intangible assets, net	13,045	14,288
Right of use assets, net	1,618	1,638
Other assets	919	930
Total assets	$81,893	$98,169
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$535	$350
Accrued expenses and other current liabilities	8,829	6,249
Deferred income	335	1,396
Operating lease liability - current	1,724	2,023
Total current liabilities	11,423	10,018
Non-current liabilities:
Operating lease liability - non-current	8,571	9,258
Contingent consideration	3,063	2,871
Other non-current liabilities	1,487	1,476
Deferred tax liability, net	215	254
Total liabilities	$24,759	$23,877
Commitments and contingencies (Note 15)
Stockholders’ equity:
Ordinary shares, £0.000025 nominal value; as at June 30, 2026 40,848,893 shares authorized, issued and outstanding and as at December 31, 2025	1	1
Deferred A shares, £1 nominal value; as at June 30, 2026 63,443 shares authorized, issued and outstanding and as at December 31, 2025	86	86
Additional paid-in capital	394,932	393,944
Accumulated deficit	(320,208)	(304,092)
Accumulated other comprehensive loss – foreign currency translation adjustments	(17,738)	(15,731)
Total stockholders’ equity attributable to Barinthus Biotherapeutics plc shareholders	57,073	74,208
Noncontrolling interest	61	84
Total stockholders’ equity	$57,134	$74,292
Total liabilities and stockholders’ equity	$81,893	$98,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses
Research and development	$3,923	$7,953	$7,516	$16,243
General and administrative	7,101	15,384	9,629	28,023
Total operating expenses	11,024	23,337	17,145	44,266
Other operating income	5	13	51	342
Loss from operations	(11,019)	(23,324)	(17,094)	(43,924)
Other income/(expense):
Interest income	343	523	693	1,079
Interest expense	(14)	(12)	(27)	(25)
Research and development incentives	42	1,342	191	1,644
Other income	26	320	65	395
Total other income, net	397	2,173	922	3,093
Loss before income tax	(10,622)	(21,151)	(16,172)	(40,831)
Tax benefit	23	25	39	47
Net loss	(10,599)	(21,126)	(16,133)	(40,784)
Net loss attributable to noncontrolling interest	19	2	22	12
Net loss attributable to Barinthus Biotherapeutics plc shareholders	(10,580)	(21,124)	(16,111)	(40,772)

Weighted-average ordinary shares outstanding, basic	40,848,893	40,343,521	40,848,893	40,304,584
Weighted-average ordinary shares outstanding, diluted	40,848,893	40,343,521	40,848,893	40,304,584
Net loss per share attributable to ordinary shareholders, basic	$(0.26)	$(0.52)	$(0.39)	$(1.01)
Net loss per share attributable to ordinary shareholders, diluted	$(0.26)	$(0.52)	$(0.39)	$(1.01)

Net loss	$(10,599)	$(21,126)	$(16,133)	$(40,784)
Other comprehensive (loss)/gain – foreign currency translation adjustments	822	8,295	(2,014)	12,941
Comprehensive loss	(9,777)	(12,831)	(18,147)	(27,843)
Comprehensive loss/(gain) attributable to noncontrolling interest	18	(5)	23	2
Comprehensive loss attributable to Barinthus Biotherapeutics plc shareholders	$(9,759)	$(12,836)	$(18,124)	$(27,841)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)
(UNAUDITED)

	Three and Six months ended June 30, 2026
	Ordinary Shares		Deferred A Shares
	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders	Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2026	40,848,893	$1	63,443	$86	$393,944	$(304,092)	$(15,731)	$74,208	$84	$74,292
Share based compensation	—	—	—	—	556	—	—	556	—	556
Foreign currency translation adjustments	—	—	—	—	(1)	(5)	(2,828)	(2,834)	(2)	(2,836)
Net loss	—	—	—	—	—	(5,531)	—	(5,531)	(3)	(5,534)
Balance, March 31, 2026	40,848,893	$1	63,443	$86	$394,499	$(309,628)	$(18,559)	$66,399	$79	$66,478
Share based compensation	—	—	—	—	433	—	—	433	—	433
Foreign currency translation adjustments	—	—	—	—	—	—	821	821	1	822
Net loss	—	—	—	—	—	(10,580)	—	(10,580)	(19)	(10,599)
Balance, June 30, 2026	40,848,893	$1	63,443	$86	$394,932	$(320,208)	$(17,738)	$57,073	$61	$57,134

	Three and Six months ended June 30, 2025
	Ordinary Shares			Deferred A Shares
	Shares	Amount		Shares	Amount	Additional Paid-in-Capital		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total stockholders’ equity attributable to Barinthus Biotherapeutics plc stockholders		Noncontrolling Interest	Total Stockholders' Equity
Balance, January 1, 2025	40,234,663	$1		63,443	$86	$393,474		$(237,664)	$(25,868)	$130,029		$106	$130,135
Share based compensation	—	—		—	—	468		—	—	468		—	468
Issue of ordinary shares, net of issuance costs	104,732	0	1	—	—	2		—	—	2		—	2
Foreign currency translation adjustments	—	—		—	—	—		—	4,643	4,643		3	4,646
Net loss	—	—		—	—	—		(19,648)	—	(19,648)		(10)	(19,658)
Balance, March 31, 2025	40,339,395	$1		63,443	$86	$393,944		$(257,312)	$(21,225)	$115,494		$99	$115,593
Share based compensation	—	—		—	—	(281)		—	—	(281)		—	(281)
Issue of ordinary shares, net of issuance costs	9,270	0	1	—	—	0	1	—	—	0	1	—	0	1
Foreign currency translation adjustments	—	—		—	—	—		—	8,288	8,288		7	8,295
Net loss	—	—		—	—	—		(21,124)	—	(21,124)		(2)	(21,126)
Balance, June 30, 2025	40,348,665	$1		63,443	$86	$393,663		$(278,436)	$(12,937)	$102,377		$104	$102,481
1Indicates amount less than one thousand
The accompanying notes are an integral part of these condensed consolidated financial statements

BARINTHUS BIOTHERAPEUTICS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six months ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,133)	$(40,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	989	187
Depreciation and amortization	1,676	4,035
Non-cash lease expenses	415	1,659
Unrealized foreign exchange (gain)/loss	(1,273)	4,869
Change in contingent consideration	173	(339)
Non-cash interest expense	27	25
Deferred tax benefit	(39)	(47)
Profit on sale of property and equipment	(70)	(281)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,444	(531)
Research and development incentives receivable	(193)	3,091
Accounts payable	193	(813)
Accrued expenses and other current liabilities	2,690	(2,767)
Deferred income	(1,051)	(342)
Operating lease liabilities	(1,305)	(973)
Net cash used in operating activities	$(11,457)	$(33,011)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	116	—
Purchases of property and equipment	—	(37)
Net cash provided by/(used) in investing activities	$116	$(37)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of shares from the exercise of stock options	—	2
Net cash provided by financing activities	$—	$2
Effect of exchange rates on cash, cash equivalents and restricted cash	(881)	8,430
Net decrease in cash, cash equivalents and restricted cash	(12,222)	(24,616)
Cash, cash equivalents and restricted cash, beginning of the period	71,852	112,400
Cash, cash equivalents and restricted cash, end of the period	$59,630	$87,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Nature of Business and Basis of Presentation
Barinthus Biotherapeutics plc is a public limited company incorporated pursuant to the laws of England and Wales in March 2021. Barinthus Biotherapeutics plc and its direct and indirect subsidiaries, Barinthus Biotherapeutics (UK) Limited, Barinthus Biotherapeutics North America, Vaccitech Oncology Limited (“VOLT”), Barinthus Biotherapeutics Pty Limited, Barinthus Biotherapeutics Switzerland GmbH, are collectively referred to as the “Company” or “Barinthus Bio.” During the quarterly period ended September 30, 2025, the Company incorporated two new subsidiaries, Beacon Topco, Inc. (“Topco”) and Cdog Merger Sub, Inc. (“Merger Sub”), for the purpose of the transactions contemplated by the recently announced merger agreement with Clywedog Therapeutics, Inc. ("Clywedog"). These entities are not material to the Company's condensed consolidated financial position or results of operations.

The Company is a clinical-stage biopharmaceutical company focused on developing novel immunotherapeutic drug candidates for treating autoimmune and inflammatory diseases within the immunology and inflammation (“I&I”) space enabled by the proprietary and highly differentiated platform for promoting immune tolerance, referred to as SNAP-TI. The Company's lead candidate, VTP-1000, is designed to restore immune non-responsiveness to gluten in patients with celiac disease and is currently being assessed in a Phase 1 clinical trial. The Company occupies laboratory and office space in Germantown, Maryland, United States.
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
As of June 30, 2026, the Company had cash, cash equivalents and restricted cash of $59.6 million and an accumulated deficit of $320.2 million, and the Company expects to incur losses for the foreseeable future as it continues to pursue its activities, including the commercialization of its research and development. The Company expects to continue to incur costs and expenditures in connection with the Contemplated Transactions. In connection with the Contemplated Transactions, the Company may pay up to $27.0 million to existing shareholders under a self tender offer. If the Contemplated Transactions are consummated, any additional funding will be sought by the combined company. However, as the transaction is not yet consummated, when performing the going concern assessment, management have assessed the Company on a standalone basis and expects that its cash, cash equivalents and restricted cash will be sufficient to fund current operations for at least the next 12 months from the issuance of these condensed consolidated financial statements. In the future the Company will need additional cash inflows to pursue its activities, including the commercialization of its research and development. There is no assurance that the Company will be successful in obtaining sufficient cash inflows on terms acceptable to the Company to fund continuing operations, if at all. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
Unaudited Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Changes in Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2026 and 2025 are unaudited. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities Exchange Commission (the “Annual Report”) on March 13, 2026. In the Company's opinion, the unaudited condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair statement of its financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026, and 2025, and its cash flows for the six months ended June 30, 2026, and 2025. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other interim periods.
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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Change
Direct research and development expenses:
VTP-1000 Celiac	$2,936	$1,782	$1,154
Barinthus legacy assets[1]	506	2,928	(2,422)
Total direct research and development expenses	3,442	4,710	(1,268)
Indirect research and development expenses:
Personnel-related (including share-based compensation)	440	2,450	(2,010)
Facility related	15	350	(335)
Other indirect costs	26	443	(417)
Total indirect research and development expenses	481	3,243	(2,762)
Total research and development expenses	$3,923	$7,953	$(4,030)

	Six months ended June 30, 2026	Six months ended June 30, 2025	Change
Direct research and development expenses:
VTP-1000 Celiac	$4,358	$2,764	$1,594
Barinthus legacy assets[1]	1,986	5,438	(3,452)
Total direct research and development expenses	6,344	8,202	(1,858)
Indirect research and development expenses:
Personnel-related (including share-based compensation)	979	6,394	(5,415)
Facility related	102	685	(583)
Other indirect costs	91	962	(871)
Total indirect research and development expenses	1,172	8,041	(6,869)
Total research and development expenses	$7,516	$16,243	$(8,727)

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

	June 30, 2026	December 31, 2025
United States	$17,701	$19,449
United Kingdom	—	—
	$17,701	$19,449
4.     Foreign Currency Translation in General and Administrative Expenses
The aggregate, net foreign exchange gain or loss recognized in general and administrative expenses for the three and six months ended June 30, 2026 was a loss of $0.9 million and gain of $2.1 million, respectively (three and six months ended June 30, 2025: $8.0 million loss and $12.4 million loss, respectively).

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5.    Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2026, and 2025 (in thousands, except number of shares):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(10,599)	$(21,126)	$(16,133)	$(40,784)
Net loss attributable to noncontrolling interest	19	2	22	12
Net loss attributable to Barinthus Biotherapeutics plc shareholders	$(10,580)	$(21,124)	$(16,111)	$(40,772)
Denominator:
Weighted-average ordinary shares outstanding, basic	40,848,893	40,343,521	40,848,893	40,304,584
Weighted-average ordinary shares outstanding, diluted	40,848,893	40,343,521	40,848,893	40,304,584
Net loss per share attributable to ordinary shareholders, basic	$(0.26)	$(0.52)	$(0.39)	$(1.01)
Net loss per share attributable to ordinary shareholders, diluted	$(0.26)	$(0.52)	$(0.39)	$(1.01)
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive. As of June 30, 2026, 3,992,720 potential ordinary shares issuable for stock options were excluded from the computation of diluted weighted-average shares outstanding because including these shares would have had an anti-dilutive effect (June 30, 2025: 7,625,728).
6.    Property and Equipment, Net
Depreciation expense for the three and six months ended June 30, 2026 was $0.2 million and $0.4 million (three and six months ended June 30, 2025: $1.2 million and $2.5 million).
During the six months ended June 30, 2026, the Company had no additions to property and equipment (six months ended June 30, 2025: $0.04 million).
There were $0.2 million sales of equipment during the three and six months ended June 30, 2026, the Company recorded a gain of $0.1 million and recorded associated proceeds of $0.1 million. During the three and six ended June 30, 2025, the Company recorded a gain of $0.3 million from the sale of U.K. laboratory equipment and recorded associated proceeds of $0.5 million.
7.    Intangible Assets, Net
The gross amount of amortizable intangible assets, consisting of acquired developed technology, was $31.6 million as of both June 30, 2026 and December 31, 2025, and accumulated amortization was $18.5 million and $17.3 million as of June 30, 2026 and December 31, 2025, respectively. The amortization expense for the three and six months ended June 30, 2026 was $0.6 million and $1.2 million, respectively (three and six months ended June 30, 2025: $0.8 million and $1.6 million, respectively). The estimated annual amortization expense is $2.5 million for the years 2026 through 2031.

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8.    Prepaid Expenses and Other Current Assets (in thousands):

	June 30, 2026	December 31, 2025
Prepayments	$1,867	$4,518
Value Added Tax receivable	344	197
Other	151	115
Total	$2,362	$4,830
9.    Accrued Expenses and Other Current Liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accrued manufacturing and clinical expenses	$1,849	$1,786
Accrued bonus	445	—
Accrued payroll and employee benefits	224	245
Accrued professional fees	5,849	3,677
Accrued grant repayment	—	—
Accrued other	462	541
Total	$8,829	$6,249

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
The Funding Agreement cash payments are restricted as to the use and management of the funds. During the first quarter of 2026, a repayment of $1.0 million was requested, resulting in a reduction of the remaining unused Funding Agreement cash payments. The Company repaid that amount during the second quarter of 2026. The unused amounts total $0.3 million as of June 30, 2026 (December 31, 2025: $1.4 million) and continue to be reflected in deferred income in the condensed consolidated balance sheets until expenditures contemplated in the Funding Agreement are incurred. Restricted cash as of June 30, 2026 is $0.3 million (December 31, 2025: $1.4 million), as the related cash had not been repaid as of period end.

Deferred income
Deferred income relates to payments received from CEPI in advance of the eligible research and development expenses being incurred and are disclosed as deferred income separately in the condensed consolidated balance sheets. Deferred income is released to the condensed consolidated statements of operations and comprehensive loss in the period in which

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
such research and development activities are actually performed in a manner that satisfies the conditions of the Funding Agreement.

Changes in deferred income during the three and six months ended June 30, 2026 and 2025, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$318	$1,461	$1,396	$1,738
Cash payment	—	—	(1,000)	—
Other operating income recognized related to the Funding Agreement	(5)	(13)	(51)	(342)
Foreign exchange translation	22	77	(10)	129
Ending balance	$335	$1,525	$335	$1,525
11.    Ordinary Shares
All ordinary shares rank pari passu as a single class. The following is a summary of the rights and privileges of the holders of ordinary shares as of June 30, 2026:
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
As of June 30, 2026, the Company had a contingent consideration liability of $3.1 million related to the acquisition of Avidea. Avidea’s stockholders may be entitled to receive an aggregate of up to $40.0 million in additional payments, payable in a combination of cash and ADSs, upon the achievement of certain milestones. To date, the Company has made settlement payments of $0.5 million. The fair value of the contingent consideration is a Level 3 valuation and determined using the cost approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration are the probability of success of achievement of the milestones and the expected date of the milestone achievement. Significant judgment is employed in determining the appropriateness of certain of these inputs. Significant increases (decreases) in the probability of success of achievement of the milestones would have resulted in a significantly higher (lower) fair value measurement. Significant extension (reduction) in the expected date of the milestone achievement would have resulted in a significantly lower (higher) fair value measurement.
The following table summarizes changes to the Company's financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$2,956	$2,652	$2,871	$2,650
Change in fair value recognized in net loss	71	(260)	222	(339)
Foreign exchange translation recognized in other comprehensive loss	36	152	(30)	233
Ending balance	$3,063	$2,544	$3,063	$2,544
14.  Share-Based Compensation
For the six months ended June 30, 2026, the Company granted 8,779 options to employees and directors under the Barinthus Biotherapeutics plc Award Plan 2021 (the “Plan”) with a weighted average grant date fair value of $0.60 per share and a weighted average exercise price of $0.73 per share (June 30, 2025: granted 1,470,812 options, weighted average grant date fair value of $0.85 per share and a weighted average exercise price of $1.00 per share). For the six months ended June 30, 2026, 1,993,860 options (June 30, 2025: 1,016,357) were forfeited.

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
As of June 30, 2026, 3,992,720 options with a weighted average exercise price of $5.49 per share were outstanding (June 30, 2025: 7,625,728 options with a weighted average exercise price of $5.30 per share were outstanding). As of June 30, 2026, there was $0.3 million unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.3 years.
Restricted stock units:
The following table summarizes the Company's restricted stock units ('RSUs") under the Plan as of June 30, 2026:

	Number of Shares Underlying RSUs	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2026	864,724	$1.50
Granted	0	—
Vested and settled	—	—
Vested and deferred	—	—
Forfeited	(72,000)	1.50
Unvested outstanding, June 30, 2026	792,724	1.50
Vested but subject to deferred settlement at June 30, 2026	—	$—
Outstanding at June 30, 2026	792,724	$1.50
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
Total share-based compensation expense for RSUs for the three and six months ended June 30, 2026 was $0.3 million and $0.7 million, respectively (three and six months ended June 30, 2025: nil). As of June 30, 2026, the total unrecognized compensation expense related to RSUs was nil.

Share based compensation expense is classified in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$219	$(1)	$490	$67
General and administrative	214	(280)	499	120
Total	$433	$(281)	$989	$187

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
15. Commitments and Contingencies
In-License Agreements
The Company is party to a number of licensing agreements. These agreements serve to provide the Company with the right to develop and exploit the counterparties’ intellectual property for certain medical indications. As part of execution of these arrangements, the Company paid certain upfront fees, which have been expensed as incurred because the developing technology has not yet reached technical feasibility, the lack of alternative use, and the lack of proof of potential value. The agreements cover a variety of fields, including tolerance induction and celiac disease. The Company’s obligations for future payments under these arrangements are dependent on its ability to develop promising drug candidates, the potential market for these candidates and potential competing products, and the payment mechanisms in place in countries where the Company retains the right to sell. Each agreement provides for specific milestone payments, typically triggered by achievement of certain testing phases in human candidates, and future royalties ranging from 1% to 5% for direct sales of a covered product or of net payments received for allowable sublicenses of technology developed by the Company. The obligation to make these payments is contingent upon the Company’s ability to develop candidates for submission for phased testing and approvals, and for the development of markets for the products developed by the Company. The Company has not made or accrued any material payments under these license agreements during the six month periods ended June 30, 2026 and 2025.

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

In 2024, an impairment charge to write down the U.K. operating lease right-of-use asset to the estimated recoverable amount was recorded and the estimated useful life of the asset reduced. In August 2025, the Company ceased the research and development activities undertaken in the laboratory and transitioned the remaining clinical and operational workforce to remote roles. The U.K. operating lease right-of-use asset has a value of nil as of June 30, 2026. The Company is actively marketing the building in Harwell, Oxfordshire, for the remainder of the lease.
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
The Company recorded a right-of-use asset and a lease liability on the effective date of the lease term. The Company’s right-of-use asset and lease liability are as follows (in thousands):

	June 30, 2026	December 31, 2025
Right-of-use asset	$1,618	$1,638
Lease liability, current	$1,724	$2,023
Lease liability, non-current	$8,571	$9,258

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended June 30,
	2026	2025
Other information
Operating cash flows from operating leases	$1,305	$973
Weighted average remaining lease term (years)	6.54	7.45
Weighted average discount rate	7.5%	7.5%

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Lease Cost
Operating leases	$205	$846	$415	$1,659
Total lease cost	$205	$846	$415	$1,659
Future annual minimum lease payments under operating leases as of June 30, 2026, were as follows (in thousands):

Remainder of 2026	$714
2027	2,031
2028	2,057
2029	2,083
2030	2,110
Thereafter	3,935
Total minimum lease payments	$12,930
Less: imputed interest	(2,635)
Total lease liability	$10,295

Contemplated Transactions

On September 29, 2025, the Company entered into a merger agreement to combine with Clywedog, a private company advancing novel breakthrough medicines in diabetes. The Contemplated Transactions are expected to close in the second half of 2026, subject to customary closing conditions. In connection with this strategic combination, the Company may incur additional or contingent costs, including transaction-related legal and advisory fees, and other expenses. The Company recorded and expensed transaction related legal and advisory fees in the amount of $1.5 million and $2.4 million for the three and six months ended June 30, 2026, respectively (three and six months ended June 30, 2025: nil). Regardless of the outcome, there are anticipated additional costs and a focus of management resources on the strategic transaction which may or may not complete.

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

BARINTHUS BIOTHERAPEUTICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
16.  Related Party Transactions
During the three and six months ended June 30, 2026, the Company incurred expenses, related to clinical study costs, of $0.1 million and $0.2 million, respectively (three and six months ended June 30, 2025: $0.1 million and $0.3 million, respectively) from Oxford University Innovation Limited.

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

In September 2025, we entered into the Merger Agreement to combine in an all-stock transaction with Clywedog, which we amended in February 2026 to update the exchange ratio framework to provide additional flexibility in finalizing the transaction terms and to revise certain minimum cash requirements to reflect the anticipated timing of the transaction, with all other material terms remaining unchanged. The newly combined company will advance a differentiated portfolio of clinical-stage candidates targeting metabolic and autoimmune diseases, with multiple clinical data milestones expected within 18 months of the closing of the transaction. Upon the closing of the transaction, the combined company will be renamed “Clywedog Therapeutics Holdings, Inc.” and is expected to trade on the Nasdaq under the new ticker symbol “CLYD.” The transaction is expected to close in the second half of 2026, supported by existing cash and additional investments by OrbiMed and TPAV, LLC, both existing shareholders in Clywedog, and new investors.
We have incurred net losses in each annual and interim reporting period since 2023. For the three and six months ended June 30, 2026, we incurred a net loss of $10.6 million and $16.1 million, respectively. As of June 30, 2026, we had an accumulated deficit of $320.2 million, and we do not currently expect positive cash flows from operations in the foreseeable future. We expect to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for approval, and in some cases proceed to commercialization of our product candidates, as well as continue our research and development efforts, as and when appropriate.

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

Recent Developments

Phase 1 AVALON clinical trial

During the third quarter of 2026, we completed enrollment in all cohorts in the multiple ascending dose portion of the Phase 1 AVALON clinical trial.

Nasdaq Listing Rule Compliance

On June 30, 2026, we received a notice (the “Extension Notice”) from the Nasdaq Stock Market (“Nasdaq”) informing us that Nasdaq had granted us an additional 180 calendar days, or until December 28, 2026, to regain compliance with the Bid Price Requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In connection with the Extension Notice, the listing of the ADSs was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of July 2, 2026. The Extension Notice has no other immediate effect on the listing of the ADSs.

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
Our general and administrative expenses would continue to increase in the future if we expand our operating activities and if we seek to manufacture and/or commercialize any of our current and future product candidates. These costs will increase if our headcount rises to allow full support for our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of Nasdaq and the SEC, directors’ and officers’ liability insurance premiums and investor relations activities.
Other Operating Income
Other operating income includes grant income from an agreement (the "CEPI Funding Agreement") with the Coalition for Epidemic Preparedness Innovations ("CEPI") pursuant to which CEPI will provide funding to us to advance the development of VTP-500, a vaccine candidate against MERS. When there is reasonable assurance that we will comply with the conditions attached to a received grant, and when there is reasonable assurance that the grant will be received, grant income is recognized as other operating income on a gross basis in the condensed consolidated statements of operations and comprehensive loss on a systematic basis over the periods in which we recognize expenses for the related costs for which the grants are intended to compensate. Payments received in advance of incurring reimbursable expenses are recorded as deferred income. Any remaining unused amounts of the cash payments received on the balance sheets will be disclosed as restricted cash in the notes of the condensed consolidated financial statements. Minimal future activity is expected in relation to the VTP-500 program following the strategic decision to prioritize pipeline assets in the I&I space. We intend to exit the Funding Agreement as part of aligning resources in accordance with the strategy in 2026.
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
In future years, we may not be able to continue to claim research and development tax credits under the U.K. research and development tax credit regime if we no longer qualify based on the eligibility criteria. Unsurrendered U.K. losses may be carried forward indefinitely to be offset against future taxable profits, subject to numerous utilization criteria and restrictions. The amount that can be offset each year is limited to £5.0 million plus an incremental 50% of U.K. taxable profits. There was no tax loss restriction applied to the R&D tax credits in the U.K. for the six months ended June 30, 2026 and 2025.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table sets forth the significant components of our results of operations (in thousands):

	Three months ended June 30, 2026	Three months ended June 30, 2025	Change
Operating expenses:
Research and development	3,923	7,953	(4,030)
General and administrative	7,101	15,384	(8,283)
Total operating expenses	11,024	23,337	(12,313)
Other operating income	5	13	(8)
Loss from operations	(11,019)	(23,324)	12,305
Other income/(expense)
Interest income	343	523	(180)
Interest expense	(14)	(12)	(2)
Research and development incentives	42	1,342	(1,300)
Other income	26	320	(294)
Total other income	397	2,173	(1,776)
Loss before income tax	(10,622)	(21,151)	10,529
Tax benefit	23	25	(2)
Net loss	$(10,599)	$(21,126)	$10,527

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30, 2026	Three months ended June 30, 2025	Change
Direct research and development expenses by program:
VTP-1000 Celiac	$2,936	$1,782	$1,154
Barinthus legacy assets[1]	506	2,928	(2,422)
Total direct research and development expenses	3,442	4,710	(1,268)
Indirect research and development expenses:
Personnel-related (including share-based compensation)	440	2,450	(2,010)
Facility related	15	350	(335)
Other indirect costs	26	443	(417)
Total indirect research and development expenses	481	3,243	(2,762)
Total research and development expenses	$3,923	$7,953	$(4,030)

1 In January 2025, we announced a strategic focus on developing a pipeline in I&I, and the deprioritization of our programs in infectious disease and oncology. The following programs were previously presented separately and have been grouped collectively as "Barinthus Legacy Assets" for both years presented: VTP-300 HBV, VTP-850 Prostate Cancer, VTP-200 HPV, VTP-600NSCLC, VTP-500 MERS and other and earlier stage programs

Our research and development expenses for the three months ended June 30, 2026 and 2025 were $3.9 million and $8.0 million, respectively.

Direct expenses for the three months ended June 30, 2026 and 2025 were $3.4 million and $4.7 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $1.3 million decrease, $2.4 million pertains to a net decrease in spend across the infectious disease and oncology programs following the strategic decision to prioritize pipeline assets within the I&I space and wind down of the ongoing trials, offset by $1.2 million increase in spend on VTP-1000 for the Phase 1 AVALON clinical trial.
Indirect research and development expenses for the three months ended June 30, 2026 and 2025 were $0.5 million and $3.2 million, respectively. The decrease of $2.8 million primarily relates to the reduction in headcount, following the strategic reprioritization and the associated personnel-related expense (including share-based compensation), combined with the closure of the U.K. laboratory, which occurred in the third quarter of 2025, resulting in a reduction in the allocation of facility and other indirect costs to research and development from that period onwards.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2026 and 2025 were $7.1 million and $15.4 million, respectively. The decrease of $8.3 million relates primarily to a foreign exchange loss of $0.9 million for the three months ended June 30, 2026, compared to a loss of $8.0 million for the three months ended June 30, 2025, driven by movement from the translation of United States dollar balances held in pound sterling denominated entities. The remaining reduction in expenses is related to a decrease of $1.4 million in depreciation charges due to the sale and disposal of U.K. assets by the end of 2025.
Other Operating Income
For the three months ended June 30, 2026 and 2025, other operating income was $0.005 million and $0.013 million, respectively, primarily resulting from a reduction in qualifying activity for the development of VTP-500 for the prevention of MERS, and associated utilization of the funding provided by CEPI under the Funding Agreement. Minimal future activity is expected following the strategic decision to prioritize pipeline assets in the I&I space.
Interest Income
For the three months ended June 30, 2026 and 2025, interest income was $0.3 million and $0.5 million, respectively, with the decrease resulting from both the reduction in interest rates and the reduction in cash amounts on short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the three months ended June 30, 2026 and 2025, research and development incentives were $0.04 million and $1.3 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. The decrease is due to a decrease in qualifying R&D activities.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table sets forth the significant components of our results of operations (in thousands):

	Six months ended June 30, 2026	Six months ended June 30, 2025	Change
Operating expenses:
Research and development	7,516	16,243	(8,727)
General and administrative	9,629	28,023	(18,394)
Total operating expenses	17,145	44,266	(27,121)
Other operating income	51	342	(291)
Loss from operations	(17,094)	(43,924)	26,830
Other income/(expense)
Interest income	693	1,079	(386)
Interest expense	(27)	(25)	(2)
Research and development incentives	191	1,644	(1,453)
Other income	65	395	(330)
Total other income	922	3,093	(2,171)
Loss before income tax	(16,172)	(40,831)	24,659
Tax benefit	39	47	(8)
Net loss	$(16,133)	$(40,784)	$24,651

Research and Development Expenses
The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30, 2026	Six months ended June 30, 2025	Change
Direct research and development expenses by program:
VTP-1000 Celiac	$4,358	$2,764	$1,594
Barinthus legacy assets[1]	1,986	5,438	(3,452)
Total direct research and development expenses	6,344	8,202	(1,858)
Indirect research and development expenses:
Personnel-related (including share-based compensation)	979	6,394	(5,415)
Facility related	102	685	(583)
Other indirect costs	91	962	(871)
Total indirect research and development expenses	1,172	8,041	(6,869)
Total research and development expenses	$7,516	$16,243	$(8,727)

1 In January 2025, we announced a strategic focus on developing a pipeline in I&I, and the deprioritization of our programs in infectious disease and oncology. The following programs were previously presented separately and have been grouped collectively as "Barinthus Legacy Assets" for both years presented: VTP-300 HBV, VTP-850 Prostate Cancer, VTP-200 HPV, VTP-600NSCLC, VTP-500 MERS and other and earlier stage programs

Our research and development expenses for the six months ended June 30, 2026 and 2025 were $7.5 million and $16.2 million, respectively.
Direct expenses for the six months ended June 30, 2026 and 2025 were $6.3 million and $8.2 million, respectively, and consisted of outside services, consultants, laboratory materials, clinical trials, manufacturing of clinical trial materials, as well as costs for external preclinical services and sample testing. Of the $1.9 million decrease, $3.5 million pertains to a net decrease in spend across the infectious disease and oncology programs following the strategic decision to prioritize pipeline assets within the I&I space and wind down of the ongoing trials, offset by $1.6 million increase in spend on VTP-1000 for the Phase 1 AVALON clinical trial.
Indirect research and development expenses for the six months ended June 30, 2026 and 2025 were $1.2 million and $8.0 million, respectively. The decrease of $6.8 million primarily relates to the reduction in headcount, following the strategic reprioritization and the associated personnel-related expense (including share-based compensation), combined with the closure of the U.K. laboratory, which occurred in the third quarter of 2025, resulting in a reduction in the allocation of facility and other indirect costs to research and development from that period onwards.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2026 and 2025 were $9.6 million and $28.0 million, respectively. The decrease of $18.4 million relates primarily to a foreign exchange gain of $2.1 million for the six months ended June 30, 2026, compared to a loss of $12.4 million for the six months ended June 30, 2025, driven by movement from the translation of United States dollar balances held in pound sterling denominated entities. The remaining reduction in expenses is related to a decrease of $2.8 million in depreciation charges due to the sale and disposal of U.K. assets by the end of 2025, a decrease of $1.6 million in personnel-related expenses pertaining to the reduction in headcount and the associated reduction in personnel-related expense.
Other Operating Income
For the six months ended June 30, 2026 and 2025, other operating income was $0.05 million and $0.3 million, respectively, primarily resulting from a reduction in qualifying activity for the development of VTP-500 for the prevention of MERS, and associated utilization of the funding provided by CEPI under the Funding Agreement. Minimal future activity is expected following the strategic decision to prioritize pipeline assets in the I&I space.
Interest Income
For the six months ended June 30, 2026 and 2025, interest income was $0.7 million and $1.1 million, respectively, with the decrease resulting from both the reduction in interest rates and the reduction in cash amounts on short-term cash deposits held by Barinthus Biotherapeutics (UK) Limited.
Research and Development Incentives
For the six months ended June 30, 2026 and 2025, research and development incentives were $0.2 million and $1.6 million, respectively. Such research and development incentives relate to corporation tax relief on research and development projects incentive programs in the United Kingdom. The decrease is due to a decrease in qualifying R&D activities.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through private and public placements of our ordinary and preferred shares as well as from grants and research incentives, various agreements with public funding agencies, the issuance of convertible loan notes, and most recently from upfront, royalty and milestone payments from Oxford University Innovation (“OUI”) in connection with the OUI License Agreement Amendment for Vaxzevria. Through June 30, 2026, we have received gross proceeds of approximately $330.1 million from the issuance of our ordinary and preferred shares and convertible loan notes. As of June 30, 2026, we had cash, cash equivalents and restricted cash of $59.6 million. Key financing and corporate milestones include the following:
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
Cash Flows
The following table sets forth a summary of the primary sources and uses of cash (in thousands) for each period presented:

	Six months ended June 30, 2026	Six months ended June 30, 2025
Net cash used in operating activities	$(11,457)	$(33,011)
Net cash provided by/(used) in investing activities	116	(37)
Net cash provided by financing activities	—	2
Effect of exchange rates on cash, cash equivalents and restricted cash	(881)	8,430
Net decrease in cash, cash equivalents and restricted cash	$(12,222)	$(24,616)
Net Cash Used in Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities was $11.5 million, primarily resulting from our net loss of $16.1 million adjusted by depreciation and amortization of $1.7 million, unrealized foreign exchange gain of $1.3 million, share based compensation of $1.0 million and non-cash lease expenses of $0.4 million. The changes in our operating assets and liabilities, net, of $2.8 million primarily related to a $2.9 million increase in accounts payable and accrued expenses, a $2.4 million decrease in prepaid expenses and other current assets, offset by a $1.3 million decrease in operating lease liabilities and $1.1 million decrease in deferred income.

During the six months ended June 30, 2025, net cash used in operating activities was $33.0 million, primarily resulting from our net loss of $40.8 million adjusted by unrealized foreign exchange loss of $4.9 million, depreciation and amortization of $4.0 million, non-cash lease expenses of $1.7 million, profit on sale of property and equipment of $0.3 million, and changes in our operating assets and liabilities, net, of $2.3 million. The changes in our operating assets and liabilities, net, of $2.3 million primarily related to a $3.6 million decrease in accounts payable and accrued expenses, a $0.5 million increase in prepaid expenses and other current assets and a $1.0 million decrease in operating lease liabilities, offset by a $3.1 million decrease in research and development incentive receivables, following receipt of the 2023 research and development tax credit claim.

Net Cash Provided By/(Used) in Investing Activities
During the six months ended June 30, 2026 and 2025, net cash provided by/(used) in investing activities was $0.12 million and $0.04 million, respectively. For the six months ended June 30, 2026, these amounts primarily related to proceeds received upon the sale of U.S. laboratory equipment. For the six months ended June 30, 2025, these amounts resulted primarily from capital expenditures related to laboratory equipment and leasehold improvements in our U.K. facility.
Net Cash Provided by Financing Activities

During the six months ended June 30, 2026 and 2025, net cash provided by financing activities was nil and $0.002 million, respectively. For the six months ended June 30, 2025, these amounts related to net proceeds received from the issuance of ordinary shares through stock exercises.
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash
During the six months ended June 30, 2026 and 2025, the effect of foreign exchange on cash, cash equivalents and restricted cash was a loss of $0.9 million and gain of $8.4 million, respectively, primarily as a result of fluctuations between the pound sterling and United States dollar exchange rates.
Future Funding Requirements
To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and conducting clinical trials of our product candidates. As a result, we have incurred losses in each year since our inception in 2016, except for 2022 when we were profitable. We have negative operating cash flows for the period ended June 30, 2026 and as of June 30, 2026, we had an accumulated deficit of $320.2 million. We expect to continue to incur significant losses and negative cash flows from operations for the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:
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
We have contingent payment obligations that we may incur upon achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under our licenses; however, the amount, timing and likelihood of such payments are not known as of June 30, 2026.
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
Item 3.     Quantitative and Qualitative Disclosure About Market Risk.
Foreign Currency and Currency Translation
We are subject to the risk of fluctuations in foreign currency exchange rates, specifically with respect to the euro, pound sterling, Swiss franc and Australian dollar. Our reporting currency is the United States dollar, and the functional currency of Barinthus Biotherapeutics plc and its consolidated subsidiaries, Barinthus Biotherapeutics (UK) Limited and Vaccitech Oncology Limited, is the pound sterling. The functional currency of our wholly owned foreign subsidiaries, Barinthus Biotherapeutics North America, Inc., Beacon Topco, Inc. and Cdog Merger Sub, Inc., is the United States dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Pty Limited, is the Australian dollar. The functional currency of our wholly owned foreign subsidiary, Barinthus Biotherapeutics Switzerland GmbH, is the Swiss franc. Our cash, cash equivalents and restricted cash as of June 30, 2026 consisted primarily of cash balances held by Barinthus Biotherapeutics (UK) Limited in United States dollars.
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

We incur significant operating costs in the U.K. and face exposure to changes in the exchange ratio of the United States dollar and the pound sterling arising from expenses and payables at our U.K. operations that are settled in pound sterling. For the three and six months ended June 30, 2026, an average 10% weakening in the United States dollar relative to the pound sterling would have resulted in a material change to our current and projected expenses denominated in pound sterling.
Interest Rate Sensitivity
We are not currently exposed significantly to market risk related to changes in interest rates, as we have no significant interest-bearing liabilities. We had cash, cash equivalents and restricted cash of $59.6 million as of June 30, 2026, which were primarily held as account balances with banks in the U.K. and United States. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our condensed consolidated financial statements.
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.      Legal Proceedings.
From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2026, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A.    Risk Factors.
Other than the risks included below that have been amended and restated, there have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K as filed with the SEC on March 13, 2026.
If we fail to regain compliance with the continued listing requirements of Nasdaq, our ADSs may be delisted and the price of our ADSs and our ability to access the capital markets could be negatively impacted.
As previously reported, on December 30, 2025, we received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s American Depositary Shares (the “ADSs”), has been below the minimum $1.00 per share required (the “Bid Price Requirement”) for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until June 29, 2026, to regain compliance with the Bid Price Requirement pursuant to Nasdaq Listing Rule 5450(a)(1).
On June 30, 2026, we received a notice (the “Extension Notice”) from Nasdaq informing us that Nasdaq had granted us an additional 180 calendar days, or until December 28, 2026, to regain compliance with the Bid Price Requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In connection with the Extension Notice, the listing of the ADSs was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of July 2, 2026. The Extension Notice has no other immediate effect on the listing of the ADSs.
There are many factors that may adversely affect the ADSs’ minimum bid price. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of the ADSs from Nasdaq would likely result in decreased liquidity and increased volatility for the ADSs and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of the ADSs from Nasdaq would also make it more difficult for holders of the ADSs to sell the ADSs in the public market.

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
•our ability to regain and maintain compliance with the continued listing requirements of Nasdaq;
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of equity securities sold, and options granted, by us during the three and six months ended June 30, 2026 that were not registered under the Securities Act.
Recent Sales of Unregistered Equity Securities
None.

Purchase of Equity Securities
None.
Item 3.      Defaults Upon Senior Securities.
Not Applicable.
Item 4.      Mine Safety Disclosures.
Not Applicable.
Item 5.      Other Information.
Rule 10b5-1 Trading Plans
None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2026.
Item 6.      Exhibits.

Exhibit Number	Description
3.1
Articles of Association of the Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K (File No. 001-40367) filed with the Securities and Exchange Commission on May 10, 2021)

31.1*
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101..PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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

BARINTHUS BIOTHERAPEUTICS PLC

Date: August 6, 2026	By:	/s/ William Enright
William Enright Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)